Form 10QSB
period 2000-06-30
VICTOR INDUSTRIES INC
filed 2000-08-15
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

                        Commission File Number 000-30237

                             VICTOR INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)


                      Idaho                      91-078484114
               (State or other jurisdiction of   (I.R.S. Employer
               incorporation or organization)    Identification No.)

                   4810 NORTH WORNATH ROAD, MISSOULA, MONTANA 59804
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (406) 251-8501

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2000, the Company had outstanding 45,161,827 shares of its common stock, par value $0.05.

ITEM 1. FINANCIAL STATEMENTS

                            VICTOR INDUSTRIES, INC.
                                 BALANCE SHEETS

                                             Unaudited                Audited
                                              June 30               December 31
                                                2000                    1999
                                            -----------             ------------
ASSETS
Current Assets:
 Cash                                        ($1,080)                      $9
 Accounts receivable                           2,858                        0
                                          ----------               ----------
  Total Current Assets                         1,778                        9

Fixed Assets:
 Furniture and equipment                      12,049                        0
 Less accumulated depreciation                     0                        0
                                          ----------               ----------
  Total Fixed Assets                          12,049                        0

Other Assets:
 Notes receivable                            915,000                        0
                                          ----------               ----------
  Total Other Assets                         915,000                        0

Total Assets                                $928,827                       $9
                                          ==========               ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable - trade                    $33,061                   $9,572
 Payroll and payroll taxes payable             3,798                        0
 Accounts payable - related parties           13,350                   31,043
 Notes payable - related parties              12,289                    9,597
 Accrued interest                              2,030                    1,877
                                          ----------               ----------
  Total Current Liabilities                   64,528                   52,089

Stockholders' Equity
 Common stock, $0.05 par value,
  49,000,000 shares authorized,
  33,511,820 and 13,639,967
  respectively issued and outstanding      1,675,591                 681,998
Additional paid-in capital                 1,883,311               1,883,311
Retained earnings (deficit)               (2,694,603)             (2,617,389)
                                          ----------              ----------
                                             864,299                 (52,080)
Total Liabilities and
 Stockholders' Equity                       $928,827                      $9
                                          ==========              ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            VICTOR INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS


                                                        Unaudited
                                           3 Months ended        6 Months ended
                                              June 30               June 30
                                                2000                   2000
                                          --------------        ---------------

Revenues:
 Revenues                                          0                  $1,772
                                          ----------              ----------
Cost of Sales:
 Cost of sales                                     0                   1,054
                                          ----------              ----------

Gross Profit                                       0                     718
                                          ----------              ----------

Operating Expenses:
 Selling, general and administrative          57,175                  59,731
 Wages and benefits                           17,670                  17,670
 Interest expense                                378                     531
 Total expenses                               75,223                  77,932
                                          ----------              ----------

Net Income (Loss) Before Income Tax          (75,223)                (77,214)

Income Tax Expense                                 0                       0
                                          ----------              ----------

Net Income (Loss)                           ($75,223)               ($77,214)
                                          ==========              ==========
Loss per common share                         ($0.01)                 ($0.00)
                                          ==========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            VICTOR INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS


                                                                   Unaudited
                                                                Six Months Ended
                                                                   June 30
                                                                     2000
                                                                ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                                 $  (77,214)

Adjustments to Reconcile Cash Flow:
 Depreciation and amortization
 Decrease (Increase) in Current Assets
  Accounts Receivable                                                 (2,858)
 Increase (Decrease) in Current Liabilities
  Accounts payable - trade                                            23,489
  Payroll and taxes payable                                            3,798
  Accounts payable - related parties                                 (17,693)
  Notes payable - related parties                                      2,692
  Accrued interest                                                       153

   Total Adjustments                                                   9,581
                                                                  ----------
   Cash Provided (Used) By Operations                                (67,633)


Cash Flow From Investing Activities
Sales (purchases) of assets:
 Furniture and equipment                                            (12,049)
                                                                 ----------
   Cash Provided (Used) by Investing                                (12,049)

Cash Flow From Financing Activities
 Cash (Used) or Provided by:                                              0
  Issuance of common stock                                          993,593
  Increase in notes receivable                                     (915,000)
                                                                 ----------
    Cash Provided (Used) by Financing                                78,593

    Net Increase (Decrease) in Cash                                  (1,089)

    Cash at Beginning of Period                                           9

    Cash at End of Period                                           ($1,080)
                                                                 ==========


The accompanying notes are an integral part of these consolidated financial statements.

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the financial statements appearing in the Company's Annual Report on form 10SB12G for the year ended December 31, 1999 as filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

BUSINESS

Victor Industries, Inc., an Idaho corporation ( "Victor Industries" or the "Company"), is engaged in the sales and distribution of zeolite. The Company contracts with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. The Company markets the packaged and bulk ordered zeolite through distributors and under distributor's private labels. This structure eliminates the need for the Company to own any equipment or properties.

The Company was originally organized under the laws of the State of Idaho on January 19th, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19th 1929. The name was changed again on November 14th, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc.on December 24th, 1977.

The Company has not recorded any significant revenue for the past two years and there is substantial doubt about the Company continuing as a going concern as expressed by the Company's auditors in their audit report as of December 31, 1999 without funding to develop assets and profitable operations.

BUSINESS OF THE ISSUER

The Company was engaged in the exploration of precious mineral mining properties from 1977 until 1996 without notable success. The low precious mineral prices induced the Company to refocus its efforts on zeolite upon discovery of a significant zeolite deposit in 1996. Initial sales efforts were hampered by inadequate funding. The Company had sales of approximately $6,000 annually in 1997 through 1999. The poor health of the management prompted the Board of Directors and the largest shareholders to sell a majority of their personal Victor Industries common stock holdings to a new management team in December of 1999. The new management team intends to restart the business of sales and distribution of zeolite.

THE PRODUCT

Zeolites have the unique distinction of being natures only negatively charged mineral. The angstrom sized micropore structure of zeolites and ion exchange capacity allow zeolites to act as molecular sieves, which make them useful for metal and toxic chemical absorbents, water softeners, gas adsorbents, radiation absorbents, soil and fertilizer amendments. There are approximately fifty different types of zeolite in existence. Many of these are synthetic zeolites designed as specific molecular sieves. Clinoptilolite, one type of natural zeolites, is the Company's focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry.

CURRENT DEVELOPMENTS

The second quarter of 2000 brought many changes at Victor Industries, Inc. The Company has begun its metamorphosis from an inactive shell to a vibrant and profitable operating entity. There can be no assurances given that the Company will attain profitability in the foreseeable future.

     The new management team has enabled the Company to obtain financing through the issuance of a series of convertible notes totaling $950,000 (a Section 504 offering) at a price of five cents per share, or the par value of the common stock. The offering was completed utilizing convertible notes resulting in a receivable of $915,000 at June 30, 2000. The Company will issue up to 19,000,000 common shares assuming that all notes are paid in full and elect to convert into common stock. If all notes are converted there will be a substantial dilution to current shareholders. These notes if converted will represent approximately 57% of the issued and outstanding shares of the Company and will be able to exert considerable control over the operations of the Company.

Victor Industries, Inc. has engaged an independent company to conduct tests to determine the efficacy of zeolite in reducing the amount of nitrates that the "super-dairies" produce. These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. Management believes that mixing zeolite with the manure at an approximate seven percent zeolite ratio with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, the malodor (offensive odors) will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is hydroscopic, absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils. The zeolite-enhanced manure may bring a better sale price to the dairy operator. There can be no assurances that these tests will produce a marketable or profitable product.

Victor Industries has contacted a company near the zeolite deposit who has the capabilities to mine, crush and deliver the zeolite to the end user. Currently, the Company is verifying the permit status of the property with the Bureau of Land Management. When the testing is complete, assuming satisfactory results, the zeolite will, initially, be marketed to the super-dairies in four western states through an association (estimated at over one thousand active members) of super-dairies. Successful implementation of the marketing in the first association should enable marketing in additional dairy associations. The problems that confront the dairy operators also pertain to chicken farms and pig farms. Marketing efforts to other types of livestock operations appear to be a natural extension from the dairy industry. Such marketing efforts may not have the desired effect of substantially increasing revenues.

The completion of the transition from the old management to the new management team was accomplished with the replacement of the prior President of Victor Industries, Inc. The position of President will be left open while the search for an appropriate candidate continues.

In order to secure their position and in recognition of their efforts to turn the Company into an operating entity the Board of Directors approved the issuance of 5,750,000 shares of Common stock to Penny Sperry, Treasurer, and a like amount to Forest Minerals, Inc. These amounts may be returned to the treasury or used for general corporate purposes in the future.

Victor Industries, Inc. loaned a related company, Bluerock Minerals, Inc. approximately $3,000 in exchange for up to 2,500,000 common shares of Bluerock Minerals. Bluerock used the funds to obtain a letter of intent to develop a potential tantalite mine in the Republic of Ghana. It is the intention of the Company to distribute these shares to the shareholders of Victor Industries, Inc. Although Bluerock Minerals is a private corporation at present it is the intent of their management to establish Bluerock as a publicly traded company. Bluerock may not be successful in obtaining public trading status.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

The Company had no gross profit for the current quarter as there were no revenues or cost of goods sold generated during the period. The first six months of the fiscal year 2000 had a gross profit of $781 based on sales of $1,772 and cost of sales of $1,054. The Company anticipates that increased marketing efforts in the future will generate the required revenues to sustain the anticipated growth of the Company. There can be no assurances that such sales will occur. Operating expenses were $75 thousand for the quarter and $77 thousand year to date. The primary area where expenses increased was in professional fees as they relate to fees incurred in registering the Company's securities in connection with the filing of SEC form 10SB12G as well as expenses incurred for licenses and travel associated with creating new marketing outlets.

The Company incurred a net loss for the current quarter of $74 thousand as compared to a net loss of $77 thousand for the six month period ended June 30, 2000. Management continues to closely monitor expenses.

Operating Losses

The Company has accumulated approximately $2.7 million of net operating loss carryforwards as of June 30, 2000, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been financed through related parties as there has been no substantial revenue generated to date. The current convertible note offering will assist towards capitalizing the strategic growth model under implementation. There can be no assurances that the Company will be successful in completing this offering.

The Company had negative working capital of $63 thousand at the end of the quarter as compared to a negative working capital of $52 thousand at the end of the prior fiscal year end, December 31, 1999. This increase in negative working capital is primarily the result of the funding of operations to date.


NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted FASB Statement 128. It is not expected that the Company will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. The Company does not believe that this accounting standard applies to the Company as all operations of the Company are integrated for financial reporting and decision-making purposes.

YEAR 2000 PREPAREDNESS

The Company recognizes that computer systems and all forms of electronic technologies, information technologies and non-information technologies, could be adversely affected by the year 2000 date. This is because many systems and technology components use a two-digit field to represent the year in dates (e.g., "98" rather than "1998"). With the advent of year 2000, systems and programs may fail or produce incorrect data believing it is the year 1900, causing not just information technology problems but also business and operations problems.

The Company continues to evaluate its information technology infrastructure for Year 2000 compliance. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

The Company has not been materially affected with Y2K problems since June 30, 2000 to the date of this filing.

INFLATION

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the Company with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the Reform Act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b.  Reports on Form 8-K

    None

                                                    Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      (Registrant) VICTOR INDUSTRIES, INC.
                            By     /s/ Penny Sperry
                                   Penny Sperry, Treasurer

                      Date         August 11, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      By   /s/ Penny Sperry
                           Penny Sperry, Treasurer
                         Date     August 11, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------

27.1                   Financial Data Schedule