Form 10QSB
period 2000-09-30
VICTOR INDUSTRIES INC
filed 2000-11-13
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2000, the Company had outstanding 45,161,827 shares of its common stock, par value $0.05.

ITEM 1. FINANCIAL STATEMENTS

                            VICTOR INDUSTRIES, INC.
                          COMPARATIVE BALANCE SHEETS

                                             Unaudited                Audited
                                           September 30,            December 31,
                                               2000                    1999
                                           -------------            ------------
ASSETS
Current Assets:
 Cash                                     $     (231)              $        9
 Accounts receivable                          30,358                        -
                                          ----------               ----------
  Total Current Assets                        30,127                        9

Fixed Assets:
 Fixtures and equipment                       12,049                        -
 Less: accumulated depreciation                    -                        -
                                          ----------               ----------
  Total Fixed Assets                          12,049                        -

Other Assets:
 Notes receivable                            793,500                        -
                                          ----------               ----------
  Total Other Assets                         793,500                        -

Total Assets                              $  835,676               $        9
                                          ==========               ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                 $   35,414               $    9,572
 Payroll and payroll taxes payable            21,468                        -
 Contested liability                          28,500                        -
 Accounts payable - related parties           13,350                   31,043
 Notes payable - related parties              27,089                    9,597
 Accrued interest                              2,030                    1,877
                                          ----------               ----------
  Total Current Liabilities                  127,851                   52,089

Stockholders' Equity
 Common stock, $0.05 par value,
  49,000,000 shares authorized,
  45,161,827 shares issued at
  September 30, 2000 and 13,639,967
  shares issued at December 31, 1999       1,675,591                 681,998
Additional paid-in capital                 1,883,311               1,883,311
Retained earnings (deficit)               (2,851,076)             (2,617,389)
                                          ----------              ----------
  Total Stockholders' Equity                 707,826                 (52,080)

Total Liabilities and
 Stockholders' Equity                     $  835,676              $        9
                                          ==========              ==========


The accompanying notes are an integral part of these statements.

                            VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS


                                                        Unaudited
                                          3 Months Ended        9 Months Ended
                                           September 30,         September 30,
                                               2000                   2000
                                          --------------        ---------------

Revenues:
 Revenues                                 $        -              $    1,772
                                          ----------              ----------
Cost of Sales:
 Cost of sales                                     -                   1,054
                                          ----------              ----------

Gross Profit                                       -                     718
                                          ----------              ----------

Operating Expenses:
 Selling, general and administrative         143,192                 202,923
 Wages and benefits                           17,670                  35,340
 Interest expense                                 51                     582
                                          ----------              ----------
 Total Expenses                              160,913                 238,845
                                          ----------              ----------

Net Income (Loss) Before Income Tax         (160,913)               (238,127)

Income Tax Expense                                 -                       -
                                          ----------              ----------

Net Income (Loss)                         $ (160,913)             $ (238,127)
                                          ==========              ==========
Loss per Common Share                     $    (0.00)             $    (0.01)
                                          ==========              ==========

The accompanying notes are an integral part of these statements.

                            VICTOR INDUSTRIES, INC.
                            STATEMENT OF CASH FLOWS


                                                                   Unaudited
                                                               Nine Months Ended
                                                                 September 30,
                                                                     2000
                                                                ----------------
Cash Flows from Operating Activities:
    Net Income (Loss)                                            $  (238,127)

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in operating assets and liabilities:
    Accounts receivable                                              (30,358)
    Accounts payable - trade                                          25,842
    Payroll and payroll taxes payable                                 21,468
    Contested liabilities                                             28,500
    Accounts payable - related parties                               (17,693)
    Notes payable - related parties                                   17,492
    Other                                                              4,439
    Accrued interest                                                     153
                                                                  ----------
Total Adjustments                                                     49,843

Cash Provided (Used) By Operations                                  (188,284)


Cash flows used in investing activities:
    Purchases of furniture and equipment                             (12,049)
                                                                  ----------
Net Cash provided by investing activities                            (12,049)

Net cash provided (used) by financing activities
    Issuance of common stock                                         993,593
    Decrease (Increase) in notes receivable                         (793,500)
                                                                  ----------
Net Cash provided by financing activities                            200,093

Net Increase (Decrease) in Cash                                         (240)

Cash at Beginning of Period                                                9
                                                                  ----------

Cash at End of Period                                                   (231)
                                                                  ==========


The accompanying notes are an integral part of these statements.

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1999 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2000 and the results of operations for the periods presented. These statements have not been audited or reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

BUSINESS

Victor Industries, Inc., an Idaho corporation ("Victor Industries" or the "Company"), is engaged in the sales and distribution of zeolite. The Company contracts with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. The Company markets the packaged and bulk ordered zeolite through distributors and under distributor's private labels. This structure eliminates the need for the Company to own any equipment or properties.

The Company was originally organized under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

The Company has not recorded any significant revenue for the past two years and there is substantial doubt about the Company continuing as a going concern as expressed by the Company's auditors in their audit report as of December 31, 1999 without funding to develop assets and profitable operations.

BUSINESS OF THE ISSUER

The Company was engaged in the exploration of precious mineral mining properties from 1977 until 1996 without notable success. The low precious mineral prices induced the Company to refocus its efforts on zeolite upon discovery of a significant zeolite deposit in 1996. Sales efforts have been continuously hampered by inadequate funding. The Company had sales of approximately $6,000 annually in 1997 through 1999. The poor health of the management prompted the Board of Directors and the largest shareholders to sell a majority of their personal Victor Industries common stock holdings to a new management team in December of 1999. The new management team has refocused on the business of sales and distribution of zeolite.

THE PRODUCT

Zeolites have the unique distinction of being natures only negatively charged mineral. The angstrom sized micropore structure of zeolites and ion exchange capacity allow zeolites to act as molecular sieves, which make them useful for metal and toxic chemical absorbents, water softeners, gas adsorbents, radiation absorbents and soil and fertilizer amendments. There are approximately fifty different types of zeolite in existence. Many of these are synthetic zeolites designed as specific molecular sieves. Clinoptilolite, one type of natural zeolites, is the Company's primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry.


CURRENT DEVELOPMENTS

Fiscal year 2000 has brought many changes at Victor Industries, Inc. The new management team intends to transform the Company from an inactive shell to a profitable operating entity. There can be no assurances given that the Company will attain profitability in the foreseeable future.

The new management team has enabled the Company to obtain financing through the issuance of a series of convertible notes totaling $950,000 (a Section 504 offering) at a price of five cents per share, or the par value of the common stock. The offering was completed utilizing convertible notes resulting in a receivable of $793,500 at September 30, 2000. The Company received $121,500 as payments on these notes during the current quarter. The Company will issue up to 19,000,000 common shares assuming that all notes are paid in full and elect to convert into common stock. If all notes are converted there will be a substantial dilution to current shareholders. These notes if converted will represent approximately 57% of the issued and outstanding shares of the Company and will be able to exert considerable control over the operations of the Company.

Victor Industries, Inc. contracted with an independent company to conduct tests to determine the efficacy of zeolite in reducing the amount of nitrates that the "super-dairies" produce. These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. Management believes that mixing zeolite with the manure at an approximate seven percent zeolite ratio with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, the malodor (offensive odors) will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is hydroscopic, absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils. The zeolite-enhanced manure may bring a better sale price to the dairy operator. There can be no assurances that these tests will produce a marketable or profitable product.

Victor Industries has contacted a company near the zeolite deposit who has the capabilities to mine, crush and deliver the zeolite to the end user. Currently, the Company is verifying the permit status of the property with the Bureau of Land Management. When the testing is complete, assuming satisfactory results, the zeolite will, initially, be marketed to the super-dairies in four western states through an association (estimated at over one thousand active members) of super-dairies. Successful implementation of the marketing in the first association should enable marketing in additional dairy associations. The problems that confront the dairy operators also pertain to chicken farms and pig farms. Management intends to market this product to other types of livestock operations. Such marketing efforts may not have the desired effect of substantially increasing revenues.

The completion of the transition from the old management to the new management team was accomplished with the resignation of the prior President of Victor Industries, Inc. The position of President continues to be unfilled while the search for an appropriate candidate continues.

In order to secure their position and in recognition of their efforts to turn the Company into an operating entity the Board of Directors approved the issuance of 5,750,000 shares of Common stock to Penny Sperry, Treasurer, and a like amount to Forest Minerals, Inc. These amounts may be returned to the treasury or used for general corporate purposes in the future.

Prior to the current quarter, Victor Industries, Inc. loaned a related company, Bluerock Minerals, Inc. approximately $3,000 in exchange for up to 2,500,000 common shares of Bluerock Minerals. Bluerock used the funds to obtain a letter of intent to develop a potential tantalite mine in the Republic of Ghana. It is the intention of the Company to distribute these shares to the shareholders of Victor Industries, Inc. Although Bluerock Minerals is a private corporation at present it is the intent of their management to establish Bluerock as a publicly traded company. Bluerock may not be successful in obtaining public trading status. During the current quarter, the Company loaned Bluerock Minerals, Inc. an additional $27,500 which Bluerock will utilize in continuing its mine development activities.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

The Company had no gross profit for the current quarter as there were no revenues or cost of goods sold generated during the period. The first nine months of the fiscal year 2000 had a gross profit of $781 based on sales of $1,772 and cost of sales of $1,054. The Company anticipates that increased marketing efforts in the future will generate the required revenues to sustain the anticipated growth of the Company. There can be no assurances that such sales will occur. Operating expenses were $161 thousand for the quarter and $239 thousand year to date. The primary areas where expenses increased was in professional fees as they relate to fees incurred in registering the Company's securities in connection with the filing of SEC form 10SB12G as well as expenses incurred for licenses and travel associated with creating new marketing outlets. During the quarter ended September 30, the primary areas for expense increases were consulting fees of $96,000 and promotion expenses of $31,000. The consulting fees were incurred for assistance in general business development. The promotion expenses include $28,500 incurred for advertising. Management is protesting this expense as the advertising company ran the ad without receiving final approval from the Company. As of the date of this filing this issue has not been resolved.

The Company incurred a net loss for the current quarter of $161 thousand as compared to a net loss of $238 thousand for the nine-month period ended September 30, 2000. Management continues to closely monitor expenses and seek on-going marketing opportunities.

Operating Losses

The Company has accumulated approximately $2.8 million of net operating loss carryforwards as of September 30, 2000, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been financed through related parties as there has been no substantial revenue generated to date. The convertible note offering will assist towards capitalizing the strategic growth model under implementation. There can be no assurances that the Company will be successful in completing this entire offering. In addition, the Company obtained a loan from a shareholder in the amount of $14,800 during the current quarter in order to fund continuing operations.

The Company had negative working capital of $97 thousand at the end of the quarter as compared to a negative working capital of $52 thousand at the end of the prior fiscal year end, December 31, 1999. This increase in negative working capital is primarily the result of the funding of operations to date.

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

                                Date         November 6, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By          /s/ Penny Sperry
                                           Penny Sperry, Treasurer

                               Date        November 6, 2000

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION

27.1              Financial Data Schedule