Form 10KSB40
period 2000-12-31
VICTOR INDUSTRIES INC
filed 2001-05-25
CIK 1056598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-30237
                                               ---------

                             VICTOR INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                     Idaho                            91-078484114
                     -----                            ------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

 4810 NORTH WORNATH ROAD, MISSOULA, MONTANA                             59804
 ------------------------------------------                             -----
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (406) 251-8501
                                                                  --------------

Securities registered pursuant to section 12(b) of the Act:

   TITLE OF CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
       NONE                                               NONE
       ----                                               ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  COMMON STOCK
                                  ------------

                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 1,772.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of May 23, 2001, the aggregate market price of the voting stock held by non-affiliates was approximately $1,953,288.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 1, 2001, the Company had outstanding 48,832,192 shares of its common stock, par value $0.05.

                     Transitional Small Business Disclosure
                          Format (Check one): Yes __ No X

                    Page 1 of   consecutively numbered pages.
                        Exhibit index appears on page   .

                                TABLE OF CONTENTS

        ITEM NUMBER AND CAPTION                                                                               PAGE
        -----------------------                                                                               ----
        PART I

          ITEM 1.     DESCRIPTION OF BUSINESS                                                                    3
          ITEM 2.     DESCRIPTION OF PROPERTY                                                                    5
          ITEM 3.     LEGAL PROCEEDINGS                                                                          6
          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                                                           6

        PART II

          ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS                                                                6
          ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION OR PLAN OF OPERATION                                                   8
          ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               10
          ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE                                                    11

        PART III

          ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
                      OF THE EXCHANGE ACT                                                                       11
          ITEM 10.    EXECUTIVE COMPENSATION                                                                    11
          ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                                                     12
          ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                            12
          ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                                          13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Victor Industries, Inc., an Idaho corporation, is engaged in the sales and distribution of zeolite. We contract with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. We then market the packaged and bulk ordered zeolite through distributors and under distributor's private labels. This structure eliminates the need for us to own any equipment or properties.

The Company was originally organized under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2000 without funding to develop assets and profitable operations.

The Company was engaged in the exploration of precious mineral mining properties from 1977 until 1996 without notable success. The low precious mineral prices induced us to refocus our efforts on zeolite upon discovery of a significant zeolite deposit in 1996. Sales efforts have been continuously hampered by inadequate funding. The Company had sales of approximately $6,000 annually in 1997 through 1999. The poor health of the management prompted the Board of Directors and the largest shareholders to sell a majority of their personal Victor Industries common stock holdings to a new management team in December of 1999. The new management team has refocused on the business of sales and distribution of zeolite.

THE PRODUCT

Zeolites have the unique distinction of being natures only negatively charged mineral. The angstrom sized micropore structure of zeolites and ion exchange capacity allow zeolites to act as molecular sieves, which make them useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. There are approximately fifty different types of zeolite in existence. Many of these are synthetic zeolites designed as specific molecular sieves. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry.

RECENT DEVELOPMENTS

Fiscal year 2000 has brought many changes at Victor Industries, Inc. The new management team intends to transform the Company from an inactive shell to a profitable operating entity. There can be no assurances given that the Company will attain profitability in the foreseeable future.

The new management team has enabled the Company to obtain financing through the issuance of a series of convertible notes totaling $950,000 (a Section 504 offering) at a price of five cents per share, or the par value of the common stock. These notes were converted into 19,990,000 common shares.

Victor Industries, Inc. contracted with an independent company to conduct tests to determine the efficacy of zeolite in reducing the amount of nitrates that the "super-dairies" produce. These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. We believe that mixing zeolite with the manure at an approximate seven percent zeolite ratio with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, the malodor (offensive odors) will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is hydroscopic, absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils. The zeolite-enhanced manure may bring a better sale price to the dairy operator. There can be no assurances that these tests will produce a marketable or profitable product.

We have contacted a company near the zeolite deposit who has the capabilities to mine, crush and deliver the zeolite to the end user. Currently, we are verifying the permit status of the property with the Bureau of Land Management. When the testing is complete, assuming satisfactory results, the zeolite will, initially, be marketed to the super-dairies in four western states through an association (estimated at over one thousand active members) of super-dairies. Successful implementation of the marketing in the first association should enable marketing in additional dairy associations. The problems that confront the dairy operators also pertain to chicken farms and pig farms. We intend to market this product to other types of livestock operations. Such marketing efforts may not have the desired effect of substantially increasing revenues.

The completion of the transition from the old management to the new management team was accomplished with the resignation of the prior President of Victor Industries, Inc.

In order to secure their position and in recognition of their efforts to turn the Company into an operating entity the Board of Directors approved the issuance of 5,625,000 shares of Common stock to Penny Sperry, Chief Executive Office and Treasurer, and a like amount to Forest Minerals, Inc. These amounts may be returned to the treasury or used for general corporate purposes in the future.

Early in the year 2000 we loaned a related company, Bluerock Minerals, Inc. approximately $3,000 in exchange for up to 2,500,000 common shares of Bluerock Minerals. Bluerock used the funds to obtain a letter of intent to develop a potential tantalite mine in the Republic of Ghana. It is the intention of the Company to distribute these shares to the shareholders of Victor Industries, Inc. Although Bluerock Minerals is a private corporation at present it is the intent of their management to establish Bluerock as a publicly traded company. Bluerock may not be successful in obtaining public trading status. During the quarter ended September 30, 2000 we loaned Bluerock Minerals, Inc. an additional $27,500 which Bluerock will utilize in continuing its mine development activities.

MARKETING AND COMPETITION

There are thirteen companies listed as producers of natural zeolites in the United States and Canada. Steelhead Resources, of Spokane, Wa. operates in a similar fashion to Victor Industries in that Steelhead does not mine its own zeolite. Currently Steelhead Resources purchases zeolite from St. Cloud Mining. The companies that mine and sell zeolite are listed below:

1)   Addwest Minerals International, Bitter Creek WY.

2)   American Absorbents Natural Products, Hines, Or

3)   American Resources Armagosa Valley, NV.

4)   C2C Mining, Cache Creek, British Columbia, Canada

5)   GSA Resources, Bowie, AZ.

6) Highwood Resources, Limeco Products Division, Cache Creek, British Columbia, Canada

7)   KMI, Sandy Valley, NV

8)   The Moltan Co. Fernley, NV

9) The Norton Co., Succor Creek, OR ( clinoptilolite- mined and processed by Teague Mineral Products)

10)  St. Cloud Mining, Winston, NM

11)  Teague Mineral Products, Adrian OR.

12)  UOP (Allied Signal and Union Carbide joint venture) Bowie, AZ

13)  Zeotech, Tilden, TX

Many of our competitors are better financed and more established than we are. Several of the above listed competitors are potential suppliers of raw and/or finished product. Competition is based on a combination of factors. The purity of the product is one consideration, while service and reliability are important requirements.

The importance of the confidentiality of our customer list should not be understated. The nascent state of the zeolite industry provides us with more of a level playing ground with our more established competitors than if we were competing in a more developed market. The ultimate consumer of the zeolite product must be made aware of the benefits of the use of zeolite. It is our opinion that a combination of focused direct sales efforts, combined with a broad based advertising medium is the best marketing strategy available to the Company. There can be no assurances that these efforts will be successful.

We intend to focus our initial direct sales efforts on the livestock, pet and plant nursery markets. The absorption of ammonia is one of the most obvious benefits of the use of zeolite. The benefit of the reduction of ammonia gas is quickly and clearly understood by the purchase manager of these target markets. Despite the general ignorance of the benefits of the use of zeolite, a one on one demonstration that reduces the obvious odor of ammonia in the workplace increases our opportunity to secure an order from the customer.

We have received indications of interest from potential customers of our product, however as noted above, reliability of delivery is an important factor for our success. Therefore, it is our policy not to accept orders until it is assured that delivery can be made on a timely and reliable basis. At present, we have no firm orders and therefore no dependence on one or a few customers.

GOVERNMENT REGULATION

We do not currently hold any patents, trademarks, licenses, franchises, concessions or royalty agreements. There are no labor contracts and no union agreements.

We do not anticipate significant delays in government approval to operate. Zeolite has received a GRAS (generally regarded as safe) rating from the federal government. The zeolite mines that we contract with are fully permitted and have operated in each of the last four years. If government approval was withheld from one of the sources of raw material we believe we could access supplies from other operators.

If funding becomes available to the Company, we may develop our own zeolite mine and install the milling and bagging equipment necessary to operate independently. We can not assure you that such funding will materialize.

There has been no expenditure on research and development during the last two fiscal years.

The costs and effects of compliance with environmental laws (federal, state and local) are not born directly by us but through the costs imposed on the contract miners. Increased costs to the mines will result in higher costs of the raw material we purchase.

ITEM 2. DESCRIPTION OF PROPERTY

We do not presently own any real property. Our current office space is provided on a gratis basis by our Chief Executive Officer. The Company currently holds four mining claims. The cost of holding these claims are approximately $400 per year. None of these claims are currently in operation. If we begin operating these claims we will be renting space at the claim site.

We currently have 4 employees. We rely on independent contractors to handle the mining operations. We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging. Our directors have no contract with the Company and are receiving no pay at the present. The directors have agreed to work for no pay until we have achieved positive cash flow from operations. There is no deferment or liability being accrued by us under this arrangement.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting during the time period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

Our Common Stock is traded in the over-the-counter market and quoted on OTC EBB under the symbol "VICI" and quoted in the pink sheets published by the National Quotations Bureau. From time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

As of May 1, 2001, there were approximately 335 holders of record of our Common Stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

TRANSFER AGENT

The transfer agent for our Common Stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, Florida 33321.

Subject to the above limitations, we believe that during the eight fiscal quarters preceding the date of this filing, the high and low sales prices for the Common Stock during each quarter are as set forth in the table below (such prices are without retail mark-up, mark-down, or commissions). The sales prices were obtained from OTC Bulletin Board NASDAQ Trading & Market Services.

                QUARTER ENDED                     HIGH       LOW
                -------------                    ------     ------

December 31, 2000                                  .203       .031
September 30, 2000                                 .25        .078
June 30, 2000                                      .312       .078
March 31, 2000                                     .312       .078
December 31, 1999                                  .031       .02
September 30, 1999                                 .031       .031
June 30, 1999                                      .031       .031
March 31, 1999                                     .031       .031

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, most likely our shares will be subject to the provisions of Section 15 (g) and Rule 15g-9 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If our shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our Common Stock and may affect the ability of shareholders to sell their shares.

DIVIDEND POLICY

We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2000, we issued the following shares of our common stock:

We issued 275,000 shares to Costa Xistris to settle all accounts and affairs with the Company up to December 31, 1999 as payment for services rendered to the Company in his position as president and director.

We issued 75,000 shares to Douglas Hawthorne for his past services as a director.

We issued 5,625,000 shares to Penny Sperry for her services as Chief Executive Officer and Treasurer.

We issued 5,625,000 to Forest Minerals, Inc. for management services and assisting the Company with financing arrangements.

We issued 19,990,000 shares in a private offering at $.05 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS

We had a gross profit of $718 for the fiscal year ended December 31, 2000 based on revenues of $1,772 from sales of our zeolite product. Cost of sales was $1,054. We anticipate that increased marketing efforts in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur. Operating expenses were $455,800 for the same time period. The primary areas where expenses increased were in consulting fees ($140,300) that relate to the registering of our securities in connection with the filing of SEC form 10SB12G as well as general business development; management fees ($25,000) paid to our Chief Executive Officer in lieu of wages; licenses and fees ($11,500) for registering our securities; professional fees ($17,800) for legal and accounting fees for completing our quarterly 10SB forms for the Securities and Exchange Commission; travel expenses (16,300) for marketing and attending trade shows and non-cash charges ($152,000) for services rendered where the payee accepted our common stock in lieu of cash. Other income for the year was $36,900 which represents forgiveness of debt for several aged payables.

We incurred a net loss of $417,100 for the year ended December 31, 2000. Management continues to closely monitor expenses and seek on-going marketing opportunities.

OPERATING LOSSES

The Company has accumulated approximately $3 million of net operating loss carryforwards as of December 31, 2000, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. In addition, we obtained a loan from an officer and shareholder in the amount of $82,000 during the current year in order to fund continuing operations.

We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

NEW ACCOUNTING PRONOUNCEMENTS

We have adopted FASB Statement 128. It is not expected that we will be impacted by other recently issued standards. FASB Statement 128 presents new standards for computing and presenting earnings per share (EPS). The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

FASB Statement 131 presents news standards for disclosures about segment reporting. We do not believe that this accounting standard applies to us as all of our operations are integrated for financial reporting and decision-making purposes.

INFLATION

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

FORWARD-LOOKING INFORMATION

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

We are currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----

Independent Auditor's Report                                                                       F-2
Balance Sheet at December 31, 2000                                                                 F-3
Statement of Operations and Accumulated Deficits for the                                           F-4
Year ended December 31, 2000
Statement of Cash Flows for the Year ended December 31, 2000                                       F-5
Statement of Shareholders' Equity for the Year ended December 31, 2000                             F-6
Notes to Financial Statements                                                                      F-7

                           [DAVID I. TOW LETTERHEAD]


When completed the letter will read as follows:


To the Board of Directors
Victor Industries, Inc.
Missoula, Montana


I have audited the accompanying balance sheet of Victor Industries, Inc. as of December 31, 2000 and the related statements of operations and retained earnings (accumulated deficits), statement of shareholders' equity and statement of cash flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the accompanying financial statements of present fairly, in all material respects, the financial position of Victor Industries, Inc. as of December 31, 2000, the results of operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

David I. Tow
Certified Public Accountant

June 15, 2001

                             VICTOR INDUSTRIES, INC.
                           BALANCE SHEET - PRELIMINARY
                             AS OF DECEMBER 31, 2000


                                     ASSETS


Current Assets:

Cash and equivalents                                                   $      3,944
Note Receivable                                                              27,500
                                                                       ------------
                                                                             31,444

Property and Equipment                                                       10,593
                                                                       ------------
              Total Assets                                             $     42,037
                                                                       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:

Accounts payable and accrued expenses                                  $     26,129
Notes Payable                                                                95,000
                                                                       ------------
                                                                            121,129

Other Liability - Stockholder Loan                                           82,021
                                                                       ------------

Shareholders' Equity:

Common Stock, $.05 par value, 100,000,000 shares authorized;
48,832,192 shares issued and  outstanding                              $  2,442,059
Additional Paid-In Capital                                                  431,272
Accumulated Deficit                                                      (3,034,444)
                                                                       ------------
                                                                           (161,113)
                                                                       ------------

              Total Liabilities and Shareholders' Equity               $     42,037
                                                                       ============


     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
         STATEMENT OF OPERATIONS AND ACCUMULATED DEFICITS - PRELIMINARY
                       FOR THE YEAR ENDED DECEMBER 31,2000


REVENUE:                                                                   $     38,713
                                                                           ------------

EXPENSES:

General and Administrative Expenses                                             452,998
Depreciation                                                                      1,455
Interest                                                                          1,315
                                                                           ------------

         Total Expenses                                                         455,768
                                                                           ------------

Net Loss                                                                       (417,055)

(Deficit) - beginning                                                        (2,617,389)
                                                                           ------------

Accumulated Deficits - ending                                              $ (3,034,444)
                                                                           ============
Weighted average number of shared outstanding during the period -            31,236,080

Net loss per share                                                         $   .0133517
                                                                           ============


     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
               STATEMENT OF CASH FLOWS - PRELIMINARY - PRELIMINARY
                      FOR THE YEAR ENDED DECEMBER 31, 2000


Cash Flows From Operating Activities:

          Net Loss                                                     $   (417,055)

          Add back item not effecting cash - Depreciation                     1,455
          Stock issued in payment of services                               152,022
                                                                       ------------
               Cash used in operations                                     (263,578)
(Increase) Decrease in assets:
       Note receivable                                                      (27,500)
       Property and Equipment                                               (12,049)

Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                                (16,363)
       Notes Payable                                                         85,403
       Loans from shareholder                                                82,021
       Forgiveness of debt - prior years' liabilities                        19,631
                                                                       ------------
               Cash applied to operations                                  (132,435)
                                                                       ------------

Cash Flows From Investing Activities:
          Purchase of Blue Rock Minerals Stock                              (27,500)

Cash Flows From Financing Activities
          Proceeds from sale of convertible notes                           156,000
                                                                       ------------

Net Increase in cash                                                          3,935

Cash-Beginning                                                                    9
                                                                       ------------

Cash-Ending                                                            $      3,944
                                                                       ============


     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                 STATEMENT OF SHAREHOLDERS' EQUITY - PRELIMINARY
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                         Number
                                       Of Common          Common          Additional        Accumulated
                                         Shares            Stock        Paid In Capital       Deficit            Total
                                      ------------      ------------    ---------------     ------------      ------------

Balance at January 1, 2000              13,639,967      $    681,998      $  1,883,311      $ (2,617,389)     $    (52,080)

Net Loss for the period                                                                         (417,055)         (417,055)
                                                                                            ------------      ------------

Shares Issued for Cash                  19,990,000           999,950          (843,950)                            156,000
Per Rule 504-Private Placement

Shares Issued for Services              15,202.225           760,111          (608,089)                            152,022
                                      ------------      ------------      ------------                        ------------

Balance at
December 31, 2000                       48,832,192      $  2,442,059      $    431,272      $ (3,034,444)     $   (161,113)
                                      ============      ============      ============      ============      ============

     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION- Victor Industries, Inc., was incorporated on January 19, 1926 as Omo Mines Corporation under the Laws of the State of Idaho. On November 14, 1936, the name was changed to Kaslo Mines Corporation. On December 24, 1977, the name was changed to Victor Industries, Inc. The Company's fiscal year ends on December 31st.

NATURE OF BUSINESS- The company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations.

Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company presently markets zeolite through distributors and under distributors' private labels for use in transportation of livestock, as a livestock stable freshener and as a feed additive for dairies. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities.

The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho.

USE OF ESTIMATES- In preparing financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reported period.

Actual results could differ from those estimates.

CASH AND EQUIVALENTS- For purposes of the cash flow statements the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

LOSS PER SHARE- Statement of Financial Accounting Standard No. 128 provides a different method of calculating earnings per share than currently used in accordance with ABP 15, Earnings Per share. Basic earnings per share includes no dilution of earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997. The Company has adopted this pronouncement during the current year.

FAIR VALUE OF FINANCIAL INSTRUMENTS- Statement of Financial Accounting Standards 107 "Disclosures About Fair Value of Financial Statements" (SFAS 107) issued by the FASB became effective December 31, 1995. This statement requires the disclosure of estimated values for all financial instruments for which it is practicable to estimate. The accompanying amount of financial instruments including cash, accounts receivable, current maturities of long-term debt and accounts payable approximate fair value due to their short maturity.

NEW ACCOUNTING STANDARDS- Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of internal purpose financial statements. The Company adopted SFAS 130 as of 1999 and it has had no effect on the financial position or results of operations. Statement of Financial Accounting Standards No. 132 "Disclosures About Segments of and Enterprise and Related Information" (SFAS 131) issued by the FASB is effective for financial statements with years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products services and geographical areas in which they operate and their major customers. The company adopted SFAS 131 during 1999 and it dad no effect on its financial position or results of operations. The company is a development stage entity with no operations.

Statement of Position 98-5 "Reporting on the Costs of Start Up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the cost of start up activities including organizational costs, be expensed as incurred. Start up activities are defined broadly as those one time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer (excluding ongoing customer acquisition costs or loan origination costs) or beneficiary; initiating a new process in an existing facility or commencing some new operation. The company does not expect the adoption of SOP 98-5 to have an ongoing material impact. At July 31, 2000, the expensing of organizational costs has a material impact on the financial position and results of operations for the company. For future periods the company does not expect the adoption of SOP 98-5 to have a material impact, if any, on its financial position or results of operations.

In June, 1998, the FASB issued SFAS No. 133 " Accounting for Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. The Company does not expect the adoption of SFAS 133 to have a material impact, if any, on its financial position, results of operations or cash flows now or in the future. The Company adopted this standard during 2000.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the company has incurred continuing operating losses and has an accumulated deficit of $3,034.444 and negative working capital as of December 31, 2000. These factors raises substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company has met its historical working capital requirements from sale of capital shares. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

COMMITMENTS AND CONTINGENCIES

OPERATIONAL COSTS- At December 31, 2000 the company was leasing office space at 4830 North Warnath Road, Missoula Montana from a shareholder and director at no cost to the Company.

EMPLOYMENT CONTRACTS- At December 31, 2000 there are no employment contracts issued, outstanding or in process by the Company.

LEGAL- At December 31, 2000 the Company is not a party to any legal action in the ordinary course of business or in any other manner.

SHAREHOLDERS' EQUITY

During the year 2000, the Company issued 15,202,225 shares of common stock to various individuals and companies for goods and services rendered at an average cost of $.01 per share. Starting in June, 2000, the Company issued 19,950,000 shares of convertible notes which were fully converted to common stock under Private Placement Rule 504. The Company realized proceeds of $156,000 at an average price of $.00780250 per share.

At December 31, 2000 there were no stock options or warrants outstanding.
On September 5, 2000, the board of directors increased the authorized common stock to 100,000,000 shares at $.05 par value. At the report date no filing of the above items had been registered with the Secretary of State of Idaho.

SIGNIFICANT VENUES AND CONCENTRATION OF CREDIT RISK

At December 31, 2000 there are no significant venue issues or concentrations of risk.

INCOME TAXES

At December 31, 2000 the Company had net operating losses of approximately $3,034,444 which may be offset against future taxable income through 2015.No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the net operating losses will expire unused. Accordingly, the potential tax benefits of the net operating losses are offset by a valuation allowance in the same amount.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed accounting firms in 2000 in order to have access to additional services we felt that we would need for our growth. There have been no disagreements with our prior or current independent accountants.

No consultations occurred between us and the current or prior independent accountants' appointment regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion, or other information considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Chief Executive Officer, Treasurer and director is Penny Sperry. Ms. Sperry is 47 years old and has served as our Treasurer, Chief Executive Officer and director since December 1999.

Our Secretary and director is Dave Boulter, age 62, who has been our Secretary and director since December 1999. Mr. Boulter does not receive any cash compensation but is granted 100,000 shares of our common stock for each year of service.

Our Board of Directors currently consists of only the two individuals listed above.

All officers and directors devote 100% of their professional time to our business operations.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Idaho law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

None of the officers and/or directors of the Company are currently officers or directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor have any affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the last five years.

No person who, at any time during our past fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to the mostly highly compensated executive officer of the Company.

                                                                                                    LONG TERM COMPENSATION
                                                                                                            AWARDS
                                                                                                   -------------------------
                                                                ANNUAL COMPENSATION                RESTRICTED     SECURITIES
                                                      ----------------------------------------       STOCK        UNDERLYING
                                                       SALARY          BONUS          OTHER          AWARD         OPTIONS
NAME AND PRINCIPAL POSITION                  YEAR        ($)            ($)            ($)            ($)          SARS(#)
---------------------------                  ----     ----------     ----------     ----------     ----------     ----------
Penny Sperry ...........................     2000     $   25,000     $        0     $   56,250     $        0              0
Chief Executive Officer and Treasurer



                                              PAYOUTS
                                             ----------
                                               LTIP         ALL OTHER
                                              PAYOUTS      COMPENSATION
NAME AND PRINCIPAL POSITION                     ($)            ($)
---------------------------                  ----------    ------------
Penny Sperry ...........................              0     $        0
Chief Executive Officer and Treasurer

Ms. Sperry received 5,625,000 shares our common stock for services rendered as Chief Executive Officer and Treasurer.

No other person makes over $100,000 per year.

COMPENSATION OF DIRECTORS

We do not currently compensate directors in cash for any services provided as a director.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of December 31, 2000, the name and shareholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.

                                           NATURE OF     NUMBER OF       PERCENTAGE OF
       NAME OF PERSON OR GROUP             OWNERSHIP    SHARES OWNED       OWNERSHIP
       -----------------------             ---------    ------------     -------------

Penny Sperry ...........................     Direct        8,867,783             18.2%
Forest Minerals, Inc. ..................     Direct       10,489,174             21.5%

All executive officers and
directors as a group (two persons) .....     Direct        8,967,783             18.4%

          Total ........................                  19,456,957             39.8%

There are currently no outstanding options or warrants to purchase shares of our stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Sperry, our Chief Executive Officer, Treasurer and director has loaned us funds throughout the year in order to fund operations. The balance of that loan at December 31, 2000 was $82,021. In addition, our other largest shareholder, Forest Minerals, Inc., has also provided funds for our operations. At December 31, 2000, we owed Forest Minerals $27,500 on a note payable and $67,500 as a current accounts payable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)       1. Financial Statements

The following financial statements are filed as a part of this Form 10-KSB:
     The Index to Consolidated Financial Statements is set out in Item 7 herein.

b)       Reports on Form 8-K

    None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant)  VICTOR INDUSTRIES, INC.
                                   By       /s/ Penny Sperry
                                            Penny Sperry, Chief Executive
                                            Officer and Treasurer

                                   Date     May 25, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By       /s/ Penny Sperry
                                            Penny Sperry, Chief Executive
                                            Officer and Treasurer

                                   Date     May 25, 2001