Form 10QSB
period 2001-03-31
VICTOR INDUSTRIES INC
filed 2001-06-04
CIK 1056598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                4810 NORTH WORNATH ROAD, MISSOULA, MONTANA 59804
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (406) 251-8501
                                                   ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2001, the Company had outstanding 48,832,192 shares of its common stock, par value $0.05.

ITEM 1. FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                           COMPARATIVE BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


                                                                  AS OF               AS OF
                                                                MARCH 31,          DECEMBER 31,
                                                                   2001                2000
                                                               -----------         ------------
ASSETS
    Cash and Cash Equivalents                                  $     5,431         $     3,944
    Accounts Receivable                                              2,858                   0
    Note Receivable                                                 27,500              27,500
                                                               -----------         -----------
       Total Current Assets                                    $    35,789         $    31,444
                                                               -----------         -----------
Capital Assets:
    Property and Equipment                                          10,593              10,593
                                                               -----------         -----------
TOTAL ASSETS                                                   $    46,382         $    42,037
                                                               ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
    Accounts payable and Accrued Expenses                      $    22,982         $    26,129
    Note Payable                                                    95,000              95,000
                                                               -----------         -----------
       Total Current Liabilities                               $   117,982         $   121,129
                                                               -----------         -----------

    Long-Term Notes Payable to Shareholders                        105,846              82,021
                                                               -----------         -----------
       TOTAL LIABILITIES                                       $   223,828         $   203,150
                                                               -----------         -----------

SHAREHOLDERS' EQUITY
    Common Stock, $0.05 par value,
       100,000,000 shares authorized and
       48,832,192 shares issued at 3/31/2001                   $ 2,442,059         $ 2,442,059
       And 48,832,192 shares issued at 12/31/2000
    Additional Paid-in Capital                                     431,272             431,272
    Accumulated Deficit                                         (3,050,777)         (3,034,444)
                                                               -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                 (177,446)           (161,113)
                                                               -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    46,382         $    42,037
                                                               ===========         ===========

See Notes to Consolidated Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                    THREE MONTHS         THREE MONTHS
                                                        ENDED                ENDED
                                                   MARCH 31, 2001       MARCH 31, 2000
                                                   --------------       --------------
Revenues
   Revenue                                           $         0         $     1,772
                                                     -----------         -----------
          Total Revenues                             $         0         $     1,772
                                                     -----------         -----------
Costs and expenses
   Selling and Administrative                             16,333               3,610
   Depreciation and Amortization                               0                   0
   Interest                                                    0                 153
                                                     -----------         -----------
Total Costs and Expenses                                  16,333               3,763
                                                     -----------         -----------


Net Loss                                                 (16,333)             (1,991)

Retained deficit at beginning of period               (3,034,444)         (2,617,389)

Retained deficit at the end of period                $(3,050,777)        $(2,619,380)
                                                     ===========         ===========

Loss per Common Share                                $   (0.0003)        $   (0.0001)
                                                     ===========         ===========

See Notes to Consolidated Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000



                                                    THREE MONTHS          THREE MONTHS
                                                   MARCH 31, 2001        MARCH 31, 2000
                                                   --------------        --------------
Cash Flows from Operating Activities:
   Net Loss                                           $(16,333)            $ (1,991)


Provided (used) by operating activities:
   Depreciation and Amortization                      $      0             $      0
   Accounts Receivable                                  (2,858)                   0
   Accounts Payable                                     (3,147)               1,053

Net Cash Used by Operating Activities                 $(22,338)            $   (938)

Cash flows used in investing Activities

   Equipment Additions                                       0                    0

   Net Cash Used by Investing Activities                     0                    0

   Cash flows from Financing Activities

   Proceeds from Shareholder loan                       23,825                2,692

   Cash Flow From Financing Activities                  23,825                2,692

   Net Increase (Decease) in Cash                        1,487                1,754

   Cash-Beginning                                        3,944                    9

   Cash-Ending                                        $  5,431             $  1,763
                                                      ========             ========

See Notes to Consolidated Financial Statements

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1. GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2001 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the financial statements appearing in the Company's Annual Report on form 10KSB for the year ended December 31, 2000 as filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.

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

We were engaged in the exploration of precious mineral mining properties from 1977 until 1996 without notable success. The low precious mineral prices induced us to refocus our efforts on zeolite upon discovery of a significant zeolite deposit in 1996. Sales efforts have been continuously hampered by inadequate funding. We had sporadic and very limited sales since entering this business since inception through the year 2000. The poor health of the management prompted the Board of Directors and the largest shareholders to sell a majority of their personal common stock holdings to a new management team in December of 1999. The new management team has refocused on the business of sales and distribution of zeolite.

THE PRODUCT

Zeolites have the unique distinction of being natures only negatively charged mineral. The angstrom sized micropore structure of zeolites and ion exchange capacity allow zeolites to act as molecular sieves, which make them useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. There are approximately fifty different types of zeolite in existence. Many of these are synthetic zeolites designed as specific molecular sieves. Clinoptilolite, one type of natural zeolite, is our primary focus. We believe clinoptilolite's absorption capabilities of ammonia provide a number of applications in many industries, however, we cannot assure being successful in any of these markets.


RECENT DEVELOPMENTS

We contracted with an independent company to conduct tests to determine the efficacy of zeolite in reducing the amount of nitrates that the "super-dairies" produce. These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. We believe that mixing zeolite with the manure at an approximate seven percent zeolite ratio with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, the malodor (offensive odors) will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is hydroscopic, absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils. The zeolite-enhanced manure may bring a better sale price to the dairy operator. There can be no assurances that these tests will produce a marketable or profitable product.

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

Recently the EPA proposed strict new regulations to reduce water pollution from large industrial feed lot operations, affecting nearly 39,000 feed plants nationwide, including dairies, chicken, pig and turkey farms. Agricultural pollution is both a direct and indirect cause of human health impacts. The World Health Organization ("WHO") reports that nitrogen levels in groundwater have grown in many parts of the world as a result of "intensification of farming practice" (WHO, 1993). The EPA estimates that 128 billion pounds of manure is generated each year. We estimate that feed lot operators could use between five and thirty pounds of our proprietary compound for each ton of manure generated to effectively remove ammonia and phosphates from the waste stream, creating a large demand for our compound. We are additionally marketing our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

On April 27, 2001 we announced that we had appointed a new Director of Business Development whose responsibility will be the oversight of our domestic and international business development.

MARKETING AND COMPETITION

To our knowledge there are thirteen companies listed as producers of natural zeolites in the United States and Canada.

Many of our competitors are better financed and more established than we are. Several competitors are potential suppliers of raw and/or finished product. Competition is based on a combination of factors. The purity of the product is one consideration, while service and reliability are important requirements.

The nascent state of the zeolite industry provides us with more of a level playing ground with our more established competitors than if we were competing in a more developed market. The ultimate consumer of the zeolite product must be made aware of the benefits of the use of zeolite. It is our opinion that a combination of focused direct sales efforts, combined with a broad based advertising medium is the best marketing strategy available us. There can be no assurances that these efforts will be successful.

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

If funding becomes available to us, we may develop our own zeolite mine and install the milling and bagging equipment necessary to operate independently. We cannot assure you that such funding will materialize.

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

Overall Operating Results

We did not have any zeolite sales for the quarter ended March 31, 2001 as compared to sales of $1,800 for the prior year comparable quarter. We anticipate that increased marketing efforts in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur. Operating expenses were $16,300 for the current time period. Prior year first quarter expenses were $3,800. The primary areas where expenses increased during the quarter were in consulting fees which totaled $9,000 and relate to general business development and professional fees of $2,700 for our annual audit.

We incurred a net loss for the quarter ended March 31, 2001 of $16,300 as compared to a net loss of $2,000 for the prior year quarter.

Operating Losses

We have accumulated approximately $3 million of net operating loss carryforwards as of March 31, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. In addition, we obtained a loan from an officer and shareholder in order to fund continuing operations. The balance of that loan at March 31, 2001 was $105,846.

We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

Accounting Pronouncements

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of internal purpose financial statements. We adopted SFAS 130 as of 1999 and it has had no effect on our financial position or results of operations.

Statement of Financial Accounting Standards No. 132 "Disclosures About Segments of and Enterprise and Related Information" (SFAS 131) issued by the FASB is effective for financial statements with years beginning after December 15, 1997. Earlier application is permitted. SFAS 131 requires that public companies report certain information about operating segments, products services and geographical areas in which they operate and their major customers. We adopted SFAS 131 during 1999 and it had no effect on our financial position or results of operations. We are a development stage entity with no operations.

Statement of Position 98-5 "Reporting on the Costs of Start Up Activities" (SOP 98-5) issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after

December 15, 1998. SOP 98-5 requires that the cost of start up activities including organizational costs, be expensed as incurred. Start up activities are defined broadly as those one time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer (excluding ongoing customer acquisition costs or loan origination costs) or beneficiary; initiating a new process in an existing facility or commencing some new operation. We doe not expect the adoption of SOP 98-5 to have an ongoing material impact.

In June 1998, the FASB issued SFAS No. 133 " Accounting for Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. We do not expect the adoption of SFAS 133 to have a material impact, if any, on our financial position, results of operations or cash flows now or in the future. We adopted this standard during 2000.

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

We are currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on our consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on our prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should we seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving us or to which we may become a party in the future and,
(vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for us to predict all of such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

                                     Date         June 4, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By      /s/ Penny Sperry
                                                  Penny Sperry, Treasurer

                                     Date         June 4, 2001