Form 10QSB
period 2001-06-30
VICTOR INDUSTRIES INC
filed 2001-08-14
CIK 1056598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 000-30237
                                               ---------

                             VICTOR INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                      IDAHO                              91-078484114
                      -----                              ------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

         4810 NORTH WORNATH ROAD, MISSOULA, MONTANA               59804
         ----------------------------------------------------------------
          (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (406) 251-8501
                                                     --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2001, the Company had outstanding 48,832,192 shares of its common stock, par value $0.05.

ITEM 1. FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                           COMPARATIVE BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                          AS OF             AS OF
                                                         JUNE 30,        DECEMBER 31,
                                                          2001               2000
                                                       -----------       -----------
ASSETS
    Cash and Cash Equivalents                          $     1,594       $     3,944
    Accounts Receivable                                      2,858                 0
    Note Receivable                                         27,500            27,500
                                                       -----------       -----------
       Total Current Assets                            $    31,952       $    31,444
                                                       -----------       -----------

Capital Assets:
    Property and Equipment                                  18,585            10,593
                                                       -----------       -----------

TOTAL ASSETS                                           $    50,537       $    42,037
                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
    Accounts payable and Accrued Expenses              $    37,923       $    26,129
    Note Payable                                            95,000            95,000
                                                       -----------       -----------
       Total Current Liabilities                       $   132,923       $   121,129
                                                       -----------       -----------

    Long-Term Notes Payable to Shareholders                 97,872            82,021
                                                       -----------       -----------

       TOTAL LIABILITIES                               $   230,795       $   203,150
                                                       -----------       -----------

SHAREHOLDERS' EQUITY
    Common Stock, $0.05 par value,
       100,000,000 shares authorized and
       48,832,192 shares issued at 3/31/2001           $ 2,442,059       $ 2,442,059
       And 48,832,192 shares issued at 12/31/2000
    Additional Paid-in Capital                             431,272           431,272
    Accumulated Deficit                                 (3,053,589)       (3,034,444)
                                                       -----------       -----------
       TOTAL SHAREHOLDERS' EQUITY                         (180,258)         (161,113)
                                                       -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    50,537       $    42,037
                                                       ===========       ===========

See Notes to Consolidated Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                             THREE MONTHS      THREE MONTHS
                                                ENDED             ENDED
                                            JUNE 30, 2001     JUNE 30, 2000
                                            --------------    --------------
Revenues
       Revenue                               $         0       $         0
                                             -----------       -----------
          Total Revenues                     $         0       $         0
                                             -----------       -----------

Costs and expenses
       Selling and Administrative                  2,812            74,845
       Depreciation and Amortization                   0                 0
       Interest                                        0               378
                                             -----------       -----------
Total Costs and Expenses                           2,812            75,223
                                             -----------       -----------

Net Loss                                          (2,812)          (75,223)

Retained deficit at beginning of period       (3,050,777)       (2,619,380)

Retained deficit at the end of period        ($3,053,589)      ($2,694,603)
                                             ===========       ===========

Loss per Common Share                        ($     0.00)      ($     0.00)
                                             ===========       ===========


See Notes to Consolidated Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                              SIX MONTHS       SIX MONTHS
                                                 ENDED            ENDED
                                             JUNE 30, 2001    JUNE 30, 2000
                                             -------------    -------------
Revenues
       Revenue                               $         0       $     1,772
                                             -----------       -----------
          Total Revenues                     $         0       $     1,772
                                             -----------       -----------

Costs and expenses
       Selling and Administrative                 19,145            78,455
       Depreciation and Amortization                   0                 0
       Interest                                        0               531
                                             -----------       -----------
Total Costs and Expenses                          19,145            78,986
                                             -----------       -----------

Net Loss                                         (19,145)          (77,214)

Retained deficit at beginning of period       (3,034,444)       (2,617,389)

Retained deficit at the end of period        ($3,053,589)      ($2,694,603)
                                             ===========       ===========


Loss per Common Share                        ($     0.00)      ($     0.00)
                                             ===========       ===========


See Notes to Consolidated Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


                                                     SIX MONTHS      SIX MONTHS
                                                    JUNE 30, 2001   JUNE 30, 2000
                                                    -------------   -------------
Cash Flows from Operating Activities:
   Net Loss                                          ($ 19,145)      ($ 77,214)


Provided (used) by operating activities:
   Depreciation and Amortization                     $       0       $       0
   Accounts Receivable                                  (2,858)         (2,858)
   Accounts Payable                                     11,794          11,794
                                                     ---------       ---------

Net Cash Used by Operating Activities                $ (10,209)      $ (67,633)

Cash flows used in investing Activities
   Equipment Additions                                  (7,992)        (12,049)
                                                     ---------       ---------

   Net Cash Used by Investing Activities                (7,992)        (12,049)

   Cash flows from Financing Activities
   Issuance of common stock                                  0         993,593
   Proceeds from Shareholder loan                       15,851        (915,000)
                                                     ---------       ---------

   Cash Flow From Financing Activities                  15,851          78,593

   Net Increase (Decease) in Cash                       (2,350)         (1,089)

   Cash- Beginning                                       3,944               9
                                                     ---------       ---------

   Cash- Ending                                      $   1,594       $  (1,080)
                                                     =========       =========


See Notes to Consolidated Financial Statements

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2001 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

BUSINESS

Victor Industries, Inc. was originally organized under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

We are engaged in the sale and distribution of zeolite. We contract with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. We then market the packaged and bulk ordered zeolite through distributors and under distributor's private labels. This structure eliminates the need for us to own any equipment or properties.

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2000 without funding to develop assets and profitable operations.

We were engaged in the exploration of precious mineral mining properties from 1977 until 1996 without notable success. Low mineral prices induced us to refocus our efforts on zeolite upon discovery of a significant zeolite deposit in 1996. Inadequate funding has continuously hampered our sales efforts. We have had very limited sales since entering this segment of business since inception through the year June 30, 2001.

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

We contracted with an independent company to conduct tests to determine the efficacy of zeolite in reducing the amount of nitrates that the "super-dairies" produce. These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. We believe that mixing zeolite with the manure at an approximate seven percent zeolite ratio with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, offensive odors will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is hydroscopic, absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils.


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

RECENT DEVELOPMENTS

We are currently in the process of filing a patent application for a new zeolite proprietary fertilizer compound. This compound is formulated around a demand driven release of nutrients. We believe that the two primary sources of phosphate pollution are fertilizers and large animal feeding operations.

For animal feeding operations, we will use zeolite to absorb the ammonia that is released from animal discharge. We intend to then use the fiber that is created from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. We also believe that our fertilizer compound will work effectively for up to three years, thereby reducing the need for multiple fertilizer applications every year. Our zeolite fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus extending the life of the fertilizer application. We cannot give any assurances that we will be successful in receiving a patent for our compound or that we will be able to produce a marketable or profitable product.

MARKETING AND COMPETITION

To our knowledge there are thirteen companies listed as producers of natural zeolites in the United States and Canada.

Many of our competitors are better financed and more established than us. Several competitors are potential suppliers of raw and/or finished product. Competition is based on a combination of factors. The purity of the product is one consideration, while service and reliability are important requirements.

The consumer of the zeolite product must be made aware of the benefits of the use of zeolite. It is our opinion that a combination of focused direct sales efforts, combined with a broad based advertising medium is the best marketing strategy available us. There can be no assurances that these efforts will be successful.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

We did not have any zeolite sales for the quarter ended June 30, 2001 or the prior year quarter ended June 30, 2000. We anticipate that increased marketing efforts in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur. Operating expenses were $2,800 for the current time period and were primarily incurred for accounting services. We intend to continue to closely monitor our operating expenses until such time as we have adequate sales and/or capital to further our efforts to expand our operations.

We incurred a net loss for the quarter ended June 30, 2001 of $2,800 as compared to a net loss of $75,000 for the prior year quarter.

Operating Losses

We have accumulated approximately $3 million of net operating loss carryforwards as of June 30, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. In addition, we obtained a loan from an officer and shareholder in order to fund continuing operations. The balance of that loan at June 30, 2001 was $98,000.

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

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for financial statements with fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. We do not expect the adoption of SFAS 133 to have a material impact, if any, on our financial position, results of operations or cash flows now or in the future. We adopted this standard during 2000.

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

                                        (Registrant)  VICTOR INDUSTRIES, INC.
                                               By     /s/ Penny Sperry
                                                      -----------------
                                                      Penny Sperry, Treasurer

                                         Date         August 13, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By /s/ Penny Sperry
                                            ----------------
                                            Penny Sperry, Treasurer

                                         Date August 13, 2001