Form 10QSB
period 2001-09-30
VICTOR INDUSTRIES INC
filed 2001-11-07
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                        Commission File Number 000-30237

                             VICTOR INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

               Idaho                                     91-078484114
               -----                                     ------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  4810 NORTH WORNATH ROAD, MISSOULA, MONTANA                59804
  ------------------------------------------             ----------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (406)  251-8501
                                                      ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2001, the Company had outstanding 57,871,192 shares of its common stock, par value $0.05.

ITEM 1. FINANCIAL STATEMENTS


                             VICTOR INDUSTRIES, INC.
                           COMPARATIVE BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 and DECEMBER 31, 2000

                                                           Unaudited           Audited
                                                             As of              As of
                                                         September 30,      December 31,
                                                             2001               2000
                                                         -------------      ------------
ASSETS
    Cash and Cash Equivalents                            $         502      $      3,944
    Accounts Receivable                                          2,858                 0
    Note Receivable                                             27,500            27,500
                                                         -------------      ------------
       Total Current Assets                              $      30,860      $     31,444
                                                         -------------      ------------
Capital Assets:
    Property and Equipment                                      18,585            10,593
                                                         -------------      ------------
TOTAL ASSETS                                             $      49,445      $     42,037
                                                         =============      ============

LIABILITES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
    Accounts payable and Accrued Expenses                $      20,168      $     26,129
    Note Payable                                                     0            95,000
                                                         -------------      ------------
       Total Current Liabilities                         $      20,168      $    121,129
                                                         -------------      ------------

    Long-Term Notes Payable to Shareholders                     23,224            82,021
                                                         -------------      ------------

       TOTAL LIABILITES                                  $      43,392      $    203,150
                                                         -------------      ------------

SHAREHOLDERS' EQUITY
    Common Stock, $0.05 par value,
       100,000,000 shares authorized and
       57,871,192 shares issued at 9/30/2001             $   2,893,560      $  2,442,059
       And 48,832,192 shares issued at 12/31/2000
    Additional Paid-in Capital                                 188,807           431,272
    Accumulated Deficit                                    (3,076,314)       (3,034,444)
                                                         -------------      ------------
       TOTAL SHAREHOLDERS' EQUITY                                6,053         (161,113)
                                                         -------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $      49,445      $     42,037
                                                         =============      ============

See Notes to Consolidated Financial Statements.




                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and SEPTEMBER 30, 2000

                                                     Unaudited               Unaudited
                                                   Three Months             Three Months
                                                       Ended                   Ended
                                                September 30, 2001       September 30, 2000
                                                ------------------       ------------------
Revenues
       Revenue                                      $          0             $          0
                                                ------------------       ------------------
          Total Revenues                            $          0             $          0
                                                ------------------       ------------------

Costs and expenses
       Selling and Administrative                         22,725                  160,862
       Depreciation and Amortization                           0                        0
       Interest                                                0                       51
                                                ------------------       ------------------
Total Costs and Expenses                                  22,725                  160,913
                                                ------------------       ------------------


Net Loss                                                (22,725)                (160,913)

Retained deficit at beginning of period              (3,053,589)              (2,617,389)

Retained deficit at the end of period               ($3,076,314)             ($2,778,302)
                                                ==================       ==================

Loss per Common Share                                   ($0.000)                 ($0.004)
                                                ==================       ==================

See Notes to Consolidated Financial Statements.




                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and SEPTEMBER 30, 2000

                                                     Unaudited               Unaudited
                                                    Nine Months             Nine Months
                                                       Ended                   Ended
                                                September 30, 2001       September 30, 2000
                                                ------------------       ------------------
Revenues
       Revenue                                      $          0             $      1,772
                                                ------------------       ------------------
          Total Revenues                            $          0             $      1,772
                                                ------------------       ------------------

Costs and expenses
       Selling and Administrative                         41,870                  239,317
       Depreciation and Amortization                           0                        0
       Interest                                                0                      582
                                                ------------------       ------------------
Total Costs and Expenses                                  41,870                  239,899
                                                ------------------       ------------------

Net Loss                                                (41,870)                (238,127)

Retained deficit at beginning of period              (3,034,444)              (2,617,389)

Retained deficit at the end of period               ($3,076,314)             ($2,855,516)
                                                ==================       ==================

Loss per Common Share                                   ($0.001)                 ($0.005)
                                                ==================       ==================

See Notes to Consolidated Financial Statements.




                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and SEPTEMBER 30, 2000



                                                          Unaudited          Unaudited
                                                         Nine Months        Nine Months
                                                        September 30,      September 30,
                                                            2001               2000
                                                        -------------      -------------

Cash Flows from Operating Activities:
   Net Loss                                               ($41,870)         ($238,127)


Provided (used) by operating activities:
   Depreciation and Amortization                                  0                  0
   Accounts Receivable                                      (2,858)            (4,516)
   Accounts Payable                                         (5,961)             54,359
                                                        -------------      -------------

Net Cash Used by Operating Activities                      (50,689)          (188,284)

Cash flows used in investing Activities
   Equipment Additions                                      (7,992)           (12,049)
                                                        -------------      -------------

   Net Cash Used by Investing Activities                    (7,992)           (12,049)

   Cash flows from Financing Activities
   Issuance of common stock                                 209,036            993,593
   Proceeds (Repayments) from Shareholder loan            (153,797)          (793,500)
                                                        -------------      -------------

   Cash Flow From Financing Activities                       55,239            200,093

   Net Increase (Decease) in Cash                           (3,442)              (240)

   Cash- Beginning                                            3,944                  9
                                                        -------------      -------------

   Cash- Ending                                                $502             $(231)
                                                        =============      =============

See Notes to Consolidated Financial Statements.


                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2000 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2001 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

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

We have been in a transition stage for the last year as we have been moving from research and development activities to production mode.

We intend to be engaged in the sale and distribution of various forms of zeolite products. We will contract with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. We will then market the packaged and bulk ordered zeolite through distributors and under distributor's private labels.

We are currently focusing on two distinct product lines, both of which center around the mineral known as zeolite. Zeolites have the unique distinction of being natures only negatively charged mineral. The angstrom sized micropore structure of zeolites and ion exchange capacity allow zeolites to act as molecular sieves, which make them useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. There are many different types of zeolite in existence. Many of these are synthetic zeolites designed as specific molecular sieves. Our primary focus is on one type of natural zeolite known as Clinoptilolite. We believe clinoptilolite's absorption capabilities of ammonia provide a number of applications in many industries, however, we cannot assure being successful in any of these markets.

We believe that the two primary sources of nitrate and phosphate pollution are large animal feeding operations and fertilizers.

We have made the decision to focus on the fertilizer market first as we see that market as the quickest route to positive cash flow. However, the market for absorbing nutrients from large animal feeding operations and municipal waste systems while simultaneously producing an organic slow-release fertilizer is our longer-term goal.

One of the products we have developed using zeolite revolves around large animal feeding operations. This product is designed to reduce the amount of nitrates produced by "super-dairies". These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. We believe that mixing zeolite with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, offensive odors will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is hydroscopic, absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils.

The Environmental Protection Agency "EPA" has proposed strict new regulations to reduce water pollution from large industrial feed lot operations, affecting nearly 39,000 feed plants nationwide, including dairies, chicken, pig and turkey farms. Agricultural pollution is both a direct and indirect cause of human health impacts. The EPA estimates that 128 billion pounds of manure is generated each year. We estimate that feed lot operators could use between five and thirty pounds of our proprietary compound for each ton of manure generated to effectively remove ammonia and phosphates from the waste stream, creating a large demand for our compound. We are additionally marketing our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

Our second product focuses on utilizing zeolite for slow released fertilizer. We recently filed a patent application for a new zeolite proprietary fertilizer compound. We have not received any comments from the U.S. Patent Office as of the date of this filing. This compound is formulated around a demand driven release of nutrients.

We intend to use zeolite to absorb the ammonia that is released by animal discharge from large animal feeding operations. We intend to then use the fiber that is created from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. Because of the absorption capabilities of zeolite, we believe that our fertilizer compound will work effectively for up to three years, depending on the type of crop or plants being fertilized, thereby reducing the need for multiple fertilizer applications every year. Our zeolite fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus extending the life of the fertilizer application. We cannot give any assurances that we will be successful in receiving a patent for our compound or that we will be able to produce a marketable or profitable product.

We have successfully produced samples of our fertilizer compound and have begun sending shipments to distributors and producers of fertilizers for further testing and evaluation. We also intend to open our first production facility before the end of the current year (2001).

Many of our competitors are better financed and more established than us. Several competitors are potential suppliers of raw and/or finished product. Competition is based on a combination of factors. The purity of the product is one consideration, while service and reliability are important requirements.

The consumer of the zeolite products must be made aware of the benefits of the use of zeolite. It is our opinion that a combination of focused direct sales efforts through a strong distribution network, combined with a broad based advertising medium is our best marketing strategy. We are currently searching for a senior level person who has industry experience within the fertilizer market. This position will be responsible for developing a distribution network for our fertilizer product. There can be no assurances that these efforts will be successful.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

We did not have any zeolite sales for the quarter ended September 30, 2001 or the prior year quarter ended September 30, 2000. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur. Operating expenses were $22,700 for the current three-month period and were primarily incurred for professional and consulting fees incurred in connection with the patent application process. The comparable operating expenses for the prior year were $161,000. These expenses were incurred for professional fees as they relate to fees incurred in registering the Company's securities in connection with the filing of SEC form 10SB12G as well as expenses incurred for licenses and travel associated with creating new marketing outlets. In addition, we incurred expenses for consulting fees of $96,000 and promotion expenses of $31,000. The consulting fees were incurred for assistance in general business development.

There were no sales recorded for the nine-month period ended September 30, 2001 as compared to $1,800 of zeolite sales for the prior year comparable period. Expenses for the current nine months were $41,900 and were primarily incurred for the aforementioned patent process as well as accounting services rendered. Expenses for the prior year nine months were $239,300, which, were incurred for research and development of the zeolite products that we intend to market in the future as well the expenses mentioned in the previous paragraph.

We incurred a net loss for the quarter ended September 30, 2001 of $22,700 as compared to a net loss of $160,900 for the prior year quarter. These losses were attributable to the aforementioned operating expenses incurred for research and development and patent application.

The net loss for the nine-month periods ended September 30, 2001 and 2000 were $41,900 and $238,100 and were due to the previously mentioned expenses.

Operating Losses

We have accumulated approximately $3 million of net operating loss carryforwards as of September 30, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. In addition, we obtained a loan of $98,000 during the current fiscal year from an officer and shareholder in order to fund continuing operations. This loan, as well, as another note payable were converted during the quarter ended September 30, 2001 into shares of common stock as noted below

Two of our largest shareholders converted the convertible debentures owed to them by us into shares of our common stock. In accordance with the terms of the debentures, the conversion price per share was $0.02 per share, the closing price of our common stock as of July 12, 2001. Ms. Penny Sperry, our Treasurer, converted her debenture in the amount of $97,972 into 4,893,614 common shares. Forest Minerals, Inc. converted their debenture totaling $95,000 into 4,750,000 common shares. None of these shares have been registered with the Securities and Exchange Commission and therefore will be restricted pursuant to Securities and Exchange Commission regulations.

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

                               Date             November 6, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By /s/  Penny Sperry
                                                   -----------------
                                                   Penny Sperry, Treasurer

                               Date             November 6, 2001