Form 10KSB
period 2001-12-31
VICTOR INDUSTRIES INC
filed 2002-04-04
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-30237

                             VICTOR INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                Idaho                                    91-078484114
    -------------------------------                   ------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  4810 NORTH WORNATH ROAD, MISSOULA, MONTANA                59804
 --------------------------------------------             ----------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (406)  251-8501
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of April 2, 2002, the aggregate market price of the voting stock held by non-affiliates was approximately $1,265,089.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 2, 2002, the Company had outstanding 74,038,692 shares of its common stock, par value $0.05.

                                TABLE OF CONTENTS

  ITEM NUMBER AND CAPTION                                                PAGE
  -----------------------                                                ----
  PART I

  ITEM 1.     DESCRIPTION OF BUSINESS                                      3
  ITEM 2.     DESCRIPTION OF PROPERTY                                      5
  ITEM 3.     LEGAL PROCEEDINGS                                            5
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                             5

  PART II

  ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                  5
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION OR PLAN OF OPERATION                     7
  ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 10
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                      21

  PART III

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                         21
  ITEM 10.    EXECUTIVE COMPENSATION                                      22
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                       22
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              22
  ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                            22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Victor Industries, Inc. was originally organized under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2001 without funding to develop assets and profitable operations.

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

Our current product focus centers on two distinct products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being natures only negatively charged mineral. The angstrom sized micropore structure of zeolites and ion exchange capacity allow zeolites to act as molecular sieves, which make them useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. There are approximately fifty different types of zeolite in existence. Many of these are synthetic zeolites designed as specific molecular sieves. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry.

We believe that the two primary sources of nitrate and phosphate pollution are large animal feeding operations and fertilizers.

We have made the decision to focus on the fertilizer market first. However, the market for absorbing nutrients from large animal feeding operations and municipal waste systems while simultaneously producing an organic slow-release fertilizer is our longer-term goal.

Our first product focuses on utilizing zeolite for slow released fertilizer. We recently filed a patent application for a new zeolite proprietary fertilizer compound. We have not received any comments from the U.S. Patent Office as of the date of this filing. This compound is formulated around a demand driven release of nutrients.

We have successfully produced samples of our fertilizer compound and have begun sending shipments to distributors and producers of fertilizers for further testing and evaluation. We had intended to open our first production facility before the end of 2001. However, during the quarter ended December 31, 2001 we experienced weather related problems, which delayed our initial pouring of concrete pads for the facility. In addition, on February 21, 2002 the U.S. Securities and Exchange Commission filed an action against the Company, certain shareholders and related parties. This action claimed certain illegal acts by the shareholders and related parties. The investigation by the SEC was very thorough and consumed a substantial amount of management's time. The SEC made an offer of settlement in the matter, which management accepted. A consent decree was signed to settle the matter and allow the Company to continue in its business, although it delayed the implementation of our business plan by three to four months.

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

The other product we have developed using zeolite revolves around large animal feeding operations. This product is designed to reduce the amount of nitrates produced by "super-dairies". These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. We believe that mixing zeolite with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, offensive odors will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is hydroscopic, absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils.

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


GOVERNMENT REGULATION

We do not currently hold any patents, trademarks, licenses, franchises, concessions or royalty agreements. There are no labor contracts and no union agreements. We have filed a patent application for our fertilizer product but have not received any comments from the patent office.

We do not anticipate significant delays in government approval to operate. Zeolite has received a GRAS (generally regarded as safe) rating from the federal government. The zeolite mines that we contract with are fully permitted and have operated in each of the last five years. If government approval was withheld from one of the sources of raw material we believe we could access supplies from other operators.

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

We currently have 2 employees. We rely on independent contractors to handle the mining operations. We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging. Our directors have no contract with the Company and are receiving no pay at the present. The directors have agreed to work for no pay until we have achieved positive cash flow from operations. There is no deferment or liability being accrued by us under this arrangement.


ITEM 3. LEGAL PROCEEDINGS

February 21, 2002, the U.S. Securities and Exchange Commission filed an action against the Company, certain shareholders and related parties. This action claimed certain illegal acts by the shareholders and related parties. A consent decree was signed to settle the matter and allow the Company to continue its business operations. Legal counsel for the Company is of the opinion that this action will have no material financial effect on the Company.


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


  QUARTER ENDED                                    HIGH        LOW
  -------------                                    ----        ---

December 31, 2001                                  .29         .03
September 30, 2001                                 .06         .01
June 30, 2001                                      .13         .02
March 31, 2001                                     .19         .03
December 31, 2000                                  .203        .031
September 30, 2000                                 .25         .078
June 30, 2000                                      .312        .078
March 31, 2000                                     .312        .078


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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2001, we issued the following shares of our common stock:

o        March 14, 2001 we issued 100,000 to Jean Lorentz for services rendered.
o April 25, 2001 we issued 100,000 to David Boulter for compensation for continued service.
o        April 25, 2001 we issued 500,000 to Richard Leary for signing bonus.
o May 1, 2001 we issued 3,000,000 to Stephen A. Kohn & Associates for efforts as investment banker to raise $250,000.
o July 11, 2001 we issued 50,000 to Webdoodle/Brandon Long for web page design.
o July 11, 2001 we issued 50,000 to Lana Pope/LJM for bookkeeping services.
o        July 11, 2001 we issued 500,000 to Gary Rohwer for consultant fees.
o July 11, 2001 we issued 4,750,000 to Forest Minerals for conversion of debt $95,000 valued at $.02 per share.
o July 11, 2001 we issued 4,750,000 to Penny Sperry for conversion of debt $95,000 valued at $.02 per share.
o July 11, 2001 we issued 50,000 to Brandon Long for construction of company website.
o July 11, 2001 we issued 69,000 to Lee Gordon for rent of temporary company space.
o        October 9, 2001 we issued 600,000 to Angela Hamblin for $25,000 cash.
o November 8, 2001 we issued 100,000 to Dennis M. Charney for legal services.
o        November 8, 2001 we issued 1,000,000 to Richard Jezo for $10,000 cash.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION


Overall Operating Results

We did not have any zeolite sales for the year ended December 31, 2001. Prior year revenues were $38,700 which consisted primarily of $36,900 which represented forgiveness of debt for several aged payables. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $500,400 for the current year and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the patent application process as well as compliance costs incurred with filing requirements with the SEC. The comparable operating expenses for the prior year were $455,800. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10SB12G as well as general business development; management fees paid to our Chief Executive Officer in lieu of wages; licenses and fees for registering our securities; professional fees for legal and accounting fees for completing our quarterly filing requirements for the Securities and Exchange Commission; travel expenses for marketing and attending trade shows and non-cash charges for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss for the year ended December 31, 2001 of $500,400 as compared to a net loss of $417,100 for the year 2000. These losses were attributable to the aforementioned operating expenses.


Operating Losses

We have accumulated approximately $3,534,900 million of net operating loss carryforwards as of December 31, 2001, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. In addition, we obtained a loan of $95,000 during the current fiscal year from an officer and shareholder in order to fund continuing operations. This loan, as well, as another note payable were converted during the quarter ended September 30, 2001 into shares of common stock as noted below. In addition, during the quarter ended December 31, 2001 we sold, pursuant to a S-8 Registration, 4,375,000 shares of our common stock for a total of $175,000 ($0.04 per share).

Two of our largest shareholders converted the convertible debentures owed to them by us into shares of our common stock. In accordance with the terms of the debentures, the conversion price per share was $0.02 per share, the closing price of our common stock as of July 12, 2001. Ms. Penny Sperry, our Treasurer, converted her debenture in the amount of $95,000 into 4,780,000 common shares. Forest Minerals, Inc. converted their debenture totaling $95,000 into 4,750,000 common shares. None of these shares have been registered with the Securities and Exchange Commission and therefore will be restricted pursuant to Securities and Exchange Commission regulations.

We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

In June 2001,  the FASB also  approved for issuance  SFAS 143 "Asset  Retirement
Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.


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

Management is currently unaware of any trends or conditions other than those previously mentioned in the management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue,
(ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so,
(iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

Independent Auditor's Report                                            F-2
Balance Sheets at December 31, 2001 and 2000                            F-3
Statement of Operations and Accumulated Deficits for the
  Years ended December 31, 2001 and 2000                                F-4
Statement of Cash Flows for the Years ended
  December 31, 2001 and 2000                                            F-5
Statement of Shareholders' Equity for the
  Years ended December 31, 2001 and 2000                                F-6
Notes to Financial Statements                                           F-7

                                  David I. Tow
                          Certified Public Accountant

               132 S. W. Oakridge Drive Port St. Lucie, FL 34984
                        (800)797-5884 (561)343-0919 FAX





To the Board of Directors
Victor Industries, Inc.
Missoula, Montana


I have audited the accompanying balance sheets of Victor Industries, Inc. as of December 31, 2000 and 2001 and the related statements of operations and retained earnings (accumulated deficits), statements of shareholders' equity and statements of cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Victor Industries, Inc. as of December 31, 2000 and 2001, the results of operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

David I. Tow
Certified Public Accountant

March 15, 2002

                             VICTOR INDUSTRIES, INC.
                                 BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                        2001            2000
                                                     ----------      ----------
                                     ASSETS

Current Assets:

Cash and equivalents                                 $  166,409      $    3,944
Account Receivable-Related Party                          2,858            -0-
Note Receivable-Related Party                            27,500          27,500
Stock Subscription Receivable                            25,000            -0-
Prepaid Expense                                             800            -0-
                                                     ----------      ----------
                                                        222,567          31,444
                                                     ----------      ----------
Property and Equipment                                    9,043          10,593
                                                     ----------      ----------

   Total Assets                                      $  231,610      $   42,037
                                                     ==========      ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses                $   40,719      $   26,129
Note Payable - Related Party                              3,800          95,000
                                                     ----------      ----------
                                                         44,519         121,129
Other Liability - Stockholder Loan                      117,500          82,021
                                                     ----------      ----------
Shareholders' Equity:

Common Stock, $.05 par value,
  100,000,000 shares authorized;
  70,938,692 & 48,832,192 shares
  issued and  outstanding                             3,546,935       2,442,059

Additional Paid-In Capital                               57,521         431,272
Accumulated Deficit                                  (3,534,865)     (3,034,444)
                                                     ----------      ----------
                                                         69,591        (161,113)
                                                     ----------      ----------
   Total Liabilities and Shareholders' Equity        $  231,610      $   42,037
                                                     ==========      ==========


     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            VICTOR INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                        FOR THE YEARS ENDING DECEMBER 31


                                               2001                 2000
                                           -----------          -----------

REVENUE:                                   $       .00          $    38,713
                                           -----------          -----------

EXPENSES:

General and Administrative Expenses            494,793              452,998
Depreciation                                     2,542                1,455
Interest                                         3,086                1,315
                                           -----------          -----------

         Total Expenses                        500,421              455,768
                                           -----------          -----------

Net Loss                                      (500,421)            (417,055)

(Deficit) - beginning                       (3,034,444)          (2,617,389)
                                           -----------          -----------

Accumulated Deficits - ending              $(3,534,865)         $(3,034,444)
                                           ===========          ===========

Weighted average number of shared
  outstanding                               59,885,442           31,236,080

Net loss per share                         $ (.0083563)         $ (.0133517)
                                           ===========          ===========



     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                             VICTOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                 2001              2000
                                                              ----------        ----------
Cash Flows From Operating Activities:

     Net Loss                                                 $ (500,421)       $ (417,055)
     Add back item not effecting cash - Depreciation               2,542             1,455
     Stock issued in payment of services                         331,126           152,022
                                                              ----------        ----------
            Cash used in operations                             (166,753)         (263,578)
                                                              ----------         ---------
(Increase) Decrease in assets:
     Note receivable                                                -0-            (27,500)
     Property and Equipment                                         (993)          (12,049)
     Account Receivable                                           (2,858)             -0-
     Stock Subscription Receivable                               (25,000)             -0-
     Prepaid Expense                                                (800)             -0-
                                                              ----------        ----------
                                                                 (29,651)          (39,549)
                                                              ----------        ----------
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                        14,590           (16,363)
     Notes Payable                                               (91,200)           85,403
     Loans from shareholder                                       35,479            82,021
     Forgiveness of debt - prior years' liabilities                 -0-             19,631
                                                              ----------        ----------
                                                                 (41,131)          170,692
                                                              ----------        ----------
            Cash applied to operations                          (237,535)         (132,435)
                                                              ----------        ----------
Cash Flows From Financing Activities:
     Proceeds from sale of convertible notes                        -0-            156,000
     Sales of Common Stock                                       210,000              -0-
     Issuance of Common Stock in Payment of Debt                 190,000              -0-
                                                              ----------        ----------
                                                                 400,000           156,000
                                                              ----------        ----------
Net Increase in cash                                             162,465             3,935
Cash-Beginning                                                     3,944                 9
                                                              ----------        ----------
Cash-Ending                                                   $  166,409        $    3,944
                                                              ==========        ==========


     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                             VICTOR INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001



                                      Number                      Additional
                                     Of Common       Common        Paid In       Accumulated
                                      Shares         Stock         Capital         Deficit           Total
                                    ----------     ----------     ----------     -----------       ---------
Balance at January 1, 2000          13,639,967     $  681,998     $1,883,311     $(2,617,389)      $ (52,080)

Net Loss for the period                                                             (417,055)       (417,055)

Shares Issued for Cash Per
  Rule 504-Private Placement        19,990,000        999,950       (843,950)                        156,000

Shares Issued for Services          15,202.225        760,111       (608,089)                        152,022
                                    ----------     ----------     ----------     -----------       ---------
Balance at
  December 31, 2000                 48,832,192      2,442,059        431,272      (3,034,444)       (161,113)

Net Loss for 2001                                                                   (500,421)       (500,421)

Shares Issued For Services           6,631,500        331,126                                        331,126

Shares Issued in Payment
  of Loan to Shareholder             4,750,000        237,500       (142,500)                         95,000

Shares Issued in Payment
  of Note to Forest Minerals         4,750,000        237,500       (142,500)                         95,000

Shares Issued for Cash
  from Unissued Shares               1,600,000         80,000        (45,000)                         35,000

Shares Sold at $.04 per share
  Per S-8 Registration               4,375,000        218,750        (43,750)                        175,000
                                    ----------     ----------     ----------     -----------       ---------

Balance at
  December 31, 2001                 70,938,692     $3,546.935     $   57,522     $(3,534,865)      $  69,592
                                    ==========     ==========     ==========     ===========       =========


     READ ACCOUNTANT'S REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



ACCOUNTING POLICIES AND OPERATIONS

Organization

Victor Industries, Inc., was incorporated on January 19, 1926 as Omo Mines Corporation under the Laws of the State of Idaho. On November 14, 1936, the name was changed to Kaslo Mines Corporation. On December 24, 1977, the name was changed to Victor Industries, Inc. The Company's fiscal year ends on December 31st.


Nature of Business

The company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations.

Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently developing a product using zeolite which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has realized no revenues for the year 2001.The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho.


Use of Estimates

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


Cash and  Equivalents

For purposes of the cash flow statements the company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.


Property and  Equipment

Consisting of computers and software are recorded at cost and depreciated over a 5 year period on the straight-line method.

                Property and Equipment       $13,041
                Accumulated Depreciation      (3,098)
                                             -------
                Balance-Net                  $ 9,043
                                             =======

Loss Per Share

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

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



Fair Value of Financial  Instruments

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


New Accounting  Standards

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

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001




GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the company has incurred continuing operating losses and has an accumulated deficit of $3,534.865 and negative working capital as of December 31, 2001. These factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.


COMMITMENTS AND CONTINGENCIES


Operational  Costs

At December 31, 2001 the company was leasing office space at 4830 North Warnath Road, Missoula Montana from a shareholder and director at no cost to the Company.


Employment  Contracts

At December 31, 2001 there are no employment contracts issued, outstanding or in process by the Company.


Legal

At December 31, 2001 the Company is not a party to any legal action in the ordinary course of business or in any other manner. (See Subsequent Events below)


SHAREHOLDERS' EQUITY

During the year 2001, the Company issued 6,631,500 shares of common stock to various individuals and companies for goods and services rendered at an par value of $.05 per share. At December 31, 2001 there were no stock options or warrants outstanding.


SIGNIFICANT VENUES AND CONCENTRATION OF CREDIT RISK

At December 31, 2001 there are no significant venue issues or concentrations of risk.


RELATED PARTY TRANSACTIONS

Forest Minerals, Inc., a related party was issued 4,750,000 shares of common stock in payment of the note payable in the amount of $95,000 that was in existence on December 31, 2000. Penny Sperry, CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. Forest Mineral advanced $3,800 to the Company for working capital. It is anticipated that this amount will be repaid within 2002. Blue Rock minerals, a related party is indebted to the Company in the amounts of $27,500 and $2,858.

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



INCOME TAXES

At December 31, 2001 the Company had net operating losses of approximately $3,534,865 which may be offset against future taxable income through 2016. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the net operating losses will expire unused. Accordingly, the potential tax benefits of the net operating losses are offset by a valuation allowance in the same amount.


SUBSEQUENT EVENTS

On February 21, 2002 the U.S. Securities and Exchange Commission filed an action against the Company, certain shareholders and related parties. This action claims certain illegal acts by the shareholders and related parties. Legal counsel for the Company is of the opinion that this action will have no material financial effect on the Company.

On approximately March 10, 2002, Angela Hamblin, who had subscribed to and been issued 600,000 shares of common stock of the Company for $25,000 rescinded her subscription. The subscription receivable shown on the accompanying balance sheet will not be realized and the shares will be returned to the company.

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

Our Secretary and director is David Boulter, age 62, who has been our Secretary and director since December 1999. Mr. Boulter does not receive any cash compensation but is granted 100,000 shares of our common stock for each year of service.

On March 12, 2002, Mr. Richard Leary resigned from his position as Director of Marketing and from the Board of Directors for personal reasons.

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

None of the officers and/or directors of the Company are currently officers or directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor have any affiliates or promoters of the Company filed any bankruptcy petition. On March 6, 2002, a Judgment of Permanent Injunction and Other Relief was entered against Ms. Sperry by the United States District Court for the District of Montana in an action entitled Securities and Exchange Commission v. Victor Industries, Inc., et al., Civil Action No. CV02-37-M-DWM. The Judgment, which was entered pursuant to Respondents' consent, permanently enjoins Sperry from violations of 5(a) and 5(c) of the Securities Act of 1933, and barring her from participating in any offering of a penny stock, including: (a) acting as a promoter, finder, consultant, or other person who engages in activities with a broker, dealer or issuer for purposes of the issuance or trading in any penny stock; or (b) inducing or attempting to induce the purchase or sale of any penny stock.

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

                                                                                                 LONG TERM COMPENSATION
                                                                              -----------------------------------------------------
                                                                                       AWARDS
                                                                              ------------------------     PAYOUTS
                                                    ANNUAL COMPENSATION       RESTRICTED    SECURITIES     -------
                                                 -------------------------      STOCK       UNDERLYING       LTIP        ALL OTHER
                                                 SALARY     BONUS    OTHER      AWARD        OPTIONS       PAYOUTS     COMPENSATION
     NAME AND PRINCIPAL POSITION        YEAR       ($)       ($)      ($)        ($)         SARS(#)         ($)            ($)
------------------------------------   ------    -------    -----    -----    ----------    ----------     -------     ------------
Penny Sperry........................    2001     $60,000     $ 0      $ 0        $ 0            0             0             $ 0
Chief Executive Officer and Treasurer

Ms. Sperry received 5,625,000 shares our common stock for services rendered as Chief Executive Officer and Treasurer in 2000. In 2001 she was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance.

No other person makes over $100,000 per year.


COMPENSATION OF DIRECTORS

We do not currently compensate directors in cash for any services provided as a director.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of December 31, 2001, the name and shareholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.


                                                                     PERCENTAGE
                                        NATURE OF     NUMBER OF          OF
       NAME OF PERSON OR GROUP          OWNERSHIP    SHARES OWNED    OWNERSHIP
       -----------------------          ---------    ------------    ----------

  Penny Sperry................           Direct       13,617,783        19.2%
  Forest Minerals, Inc.                  Direct       15,239,174        21.48%
  David Boulter                          Direct          100,000          .14%

  All executive officers and
  directors as a group
  (two persons)..............            Direct       13,717,783        19.34%




There are currently no outstanding options or warrants to purchase shares of our stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Forest Minerals, Inc., a related party has was issued 4,750,000 shares of common stock in payment of a note payable in the amount of $95,000 that was in existence on December 31, 2000. Penny Sperry, CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. Forest Mineral advanced $3,800 to the Company for working capital during the year. It is anticipated that this amount will be repaid within 2002. Blue Rock minerals, a related party is indebted to the Company in the amounts of $27,500 and $2,858 as of December 31, 2001.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

b)     Reports on Form 8-K

       None

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant)  VICTOR INDUSTRIES, INC.

                                     By     /s/ Penny Sperry
                                            ---------------------
                                            Penny Sperry, Chief Executive
                                            Officer and Treasurer

                                     Date   April 4, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By     /s/ Penny Sperry
                                            ---------------------
                                            Penny Sperry, Chief Executive
                                            Officer and Treasurer

                                     Date   April 4, 2002

                                     By     /s/ David Boulter
                                            ---------------------
                                            David Boulter, Secretary and
                                            Director

                                     Date   April 4, 2002