Form 10QSB
period 2002-03-31
VICTOR INDUSTRIES INC
filed 2002-05-08
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

                        Commission File Number 000-30237

                             VICTOR INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                    Idaho                               91-078484114
        -------------------------------              -------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

    4810 NORTH WORNATH ROAD, MISSOULA, MONTANA              59804
    ------------------------------------------            ----------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code      (406)  251-8501
                                                        ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2002 the Company had outstanding 70,938,692 shares of its common stock, par value $0.05.

                                TABLE OF CONTENTS



              ITEM NUMBER AND CAPTION                                     PAGE
                                                                          ----

  PART I

    ITEM 1.   FINANCIAL STATEMENTS                                          3
    ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS                7

  PART II

    ITEM 1.   LEGAL PROCEEDINGS                                            10
    ITEM 2.   CHANGES IN SECURITIES                                        10
    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              10
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10
    ITEM 5.   OTHER INFORMATION                                            10
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             10

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                           COMPARATIVE BALANCE SHEETS
                   AS OF MARCH 31, 2002 and DECEMBER 31, 2001

                                                   Unaudited         Audited
                                                     As of            As of
                                                   March 31,       December 31,
                                                     2002              2001
                                                  ------------     ------------
ASSETS
Current Assets:
      Cash and Cash Equivalents                   $     64,566     $    166,409
      Accounts Receivable - Related Party                2,858            2,858
      Note Receivable - Related Party                   27,500           27,500
      Stock Subscription Receivable                     25,000           25,000
      Prepaid Expense                                      800              800
                                                  ------------     ------------
        Total Current Assets                           120,724          222,567
                                                  ------------     ------------
Other Assets:
      Property and Equipment                            11,245            9,043
                                                  ------------     ------------
TOTAL ASSETS                                      $    131,969     $    231,610
                                                  ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
      Accounts Payable and Accrued Expenses       $     37,895     $     40,719
      Note Payable - Related Party                       3,800            3,800
                                                  ------------     ------------
        Total Current Liabilities                       41,695           44,519
                                                  ------------     ------------

Long-term Liabilities:
      Notes Payable to Shareholders                    101,412          117,500
                                                  ------------     ------------

TOTAL LIABILITIES                                      143,106          162,019
                                                  ------------     ------------


SHAREHOLDER'S EQUITY
      Common Stock, $0.05 Par Value,
        100,000,000 Shares Authorized and
        70,938,692 Shares Issued at March 31,
        2002 And 70,938,692 Shares Issued at
        December 31, 2001                            3,546,935        3,546,935
      Additional Paid-in Capital                        57,521           57,521
      Accumulated Deficit                           (3,615,593)      (3,534,865)
                                                  ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                             (11,137)          69,591
                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $    131,969     $    231,610
                                                  ============     ============



See notes to Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 and MARCH 31, 2001

                                                 Unaudited          Unaudited
                                                Three Months       Three Months
                                                   Ended              Ended
                                               March 31, 2002     March 31, 2001
                                               --------------     --------------


REVENUE
        Revenue                                  $        -         $        -
                                               --------------     --------------
          Total Revenue                                   -                  -
                                               --------------     --------------

COSTS AND EXPENSES
        Selling and Administrative                   80,528             16,333
        Depreciation and Amortization                     -                  -
        Interest                                        201                  -
                                               --------------     --------------
          Total Costs and Expenses                   80,728             16,333
                                               --------------     --------------

NET LOSS                                            (80,728)           (16,333)

Retained Deficit at Beginning of Period          (3,534,865)        (3,034,444)

Retained Deficit at End of Period              $ (3,615,593)      $ (3,050,777)
                                               ==============     ==============

Loss Per Common Share                          $     (0.001)      $     (0.003)
                                               ==============     ==============



See notes to Financial Statements.


                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 and MARCH 31, 2001

                                                           Unaudited            Unaudited
                                                          Three Months         Three Months
                                                             Ended                Ended
                                                         March 31, 2002       March 31, 2001
                                                         --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                           $     (80,728)       $     (16,333)

Provided (Used) by Operating Activities:
      Depreciation and Amortization                                  -                    -
      Accounts Receivable                                            -               (2,858)
      Accounts Payable                                          (2,824)              (3,147)
                                                         --------------       --------------
Net Cash Used by Operating Activities                          (83,552)             (22,338)
                                                         --------------       --------------

Provided (Used) by Investing Activities:
      Equipment Additions                                       (2,202)                   -
                                                         --------------       --------------
Net Cash Used by Investing Activities                           (2,202)                   -
                                                         --------------       --------------
Provided (Used) by Financing Activities:
      Issuance of Common Stock                                       -                    -
      Proceeds (Repayments) from Shareholder Loans             (16,089)              23,825
                                                         --------------       --------------
Net Cash Provided (Used) by Investing Activities               (16,089)              23,825
                                                         --------------       --------------

Net Increase (Decrease) in Cash                               (101,843)               1,487

Cash at Beginning of Period                                    166,409                3,944
                                                         --------------       --------------
Cash at End of Period                                     $     64,566          $     5,431
                                                         ==============       ==============

See notes to Financial Statements.

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.       GENERAL

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2002 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the financial statements appearing in the Company's Annual Report on form 10KSB for the year ended December 31, 2001 as filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.

         On March 10, 2002, Angela Hamblin, who had subscribed to and been issued 600,000 shares of common stock of the Company for $25,000 rescinded her subscription. The subscription receivable shown on the accompanying balance sheet will not be realized and the shares will be returned to the company.

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

         We are in the process of transitioning from research and development activities to production mode.

         We intend to be engaged in the sale and distribution of various forms of zeolite products. We will contract with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. We plan to then market the packaged and bulk ordered zeolite through distributors and under distributor's private labels.

         Our current product plans center on products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being natures only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry.

         We are primarily focusing on two zeolite compounds in order to produce revenue. We believe that the two primary sources of nitrate and phosphate pollution are fertilizers and large animal feeding operations.

         Our first product will utilize zeolite for slow released fertilizer. We have filed a patent application for a new zeolite proprietary fertilizer compound. We have not received any comments from the U.S. Patent Office as of the date of this filing. This compound is formulated around a demand driven release of nutrients. We intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

         We intend to use zeolite to absorb the ammonia that is released by animal discharge from large animal feeding operations. We will then utilize the fiber that is created from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. Because of the absorption capabilities of zeolite, we believe that our fertilizer compound will work effectively for up to three years, depending on the type of crop or plants being fertilized, thereby reducing the need for multiple fertilizer applications every year. Our zeolite fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus extending the life of the fertilizer application. We cannot give any assurances that we will be successful in receiving a patent for our compound or that we will be able to produce a marketable or profitable product.

         We have successfully produced samples of our fertilizer compound and have begun sending shipments to distributors and producers of fertilizers for further testing and evaluation. We had intended to open our first production facility before the end of 2001. However, we experienced weather related problems, which delayed our initial pouring of concrete pads for the facility. In addition, on February 21, 2002 the U.S. Securities and Exchange Commission filed an action against the Company, certain shareholders and related parties. This action claimed certain illegal acts by the shareholders and related parties. The investigation by the SEC consumed a substantial amount of management's time. The SEC made an offer of settlement in the matter, which management accepted. A consent decree was signed to settle the matter and allow the Company to continue in its business, although it delayed the implementation of our business plan by three to four months.

         The other product we have developed using zeolite revolves around large animal feeding operations. This product is designed to reduce the amount of nitrates produced by "super-dairies". These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. We believe that mixing zeolite with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, offensive odors will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is capable of absorbing nine times its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils.

         We have many competitors most of whom are better financed and more established than us. Several competitors are potential suppliers of raw and/or finished product. There is no assurance that we will be able to compete in this market.

         In conjunction with our marketing plans, on May 2, 2002 we hired a new President and Chief Executive Officer (See "Employees") who will be responsible for developing a distribution network for our fertilizer product.


Property

         We do not presently own any real property. Our current office space is provided on a gratis basis by our former Chief Executive Officer. The Company currently holds four mining claims. The cost of holding these claims is approximately $400 per year. None of these claims are currently in operation. If we begin operating these claims we will be renting space at the claim site.


Employees

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

         On May 2, 2002, Mr. Carson Coleman joined the Company as President and CEO. Mr. Coleman, formerly of UAP ConAgra, has extensive experience in bringing new product brands to the marketplace, including such notables as Growers Choice, Fred Meyer, and several UAP ConAgra brands.

         In conjunction with Mr. Carson's appointment, Ms. Penny Sperry resigned from her respective positions with the Company.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.


Overall Operating Results

         We did not have any zeolite sales for the quarters ended March 31, 2002 or March 31, 2001. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved.

         Operating expenses were $80,500 for the current quarter. These expenses were incurred primarily for the following reasons:

         o Accounting fees of $25,000 incurred for the annual audit and bookkeeping services.
         o Legal fees of $13,000 incurred primarily in conjunction with the aforementioned SEC investigation.
         o      Business consulting fees of $9,300.
         o      Research and development expenses of $6,100.
         o      Advertising, promotion and related travel expenses of $19,800.

         Expenses incurred for the prior year quarter were $16,300 and were incurred primarily for consulting that relates to general business development and professional fees.

         We incurred a net loss for the current quarter of $80,500 as compared to a net loss of $16,300 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.


Operating Losses

         We have accumulated approximately $3.6 million of net operating loss carry-forwards as of March 31, 2002, that may be offset against future taxable income.  There  will  be  limitations  on  the  amount  of  net  operating  loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.


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

         In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." The company will adopt the statement effective no later than January 1, 2003, as required. At this time, the company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

         In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


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

ITEM 1. LEGAL PROCEEDINGS

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


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. Reports on Form 8-K
   None

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              (Registrant)   VICTOR INDUSTRIES, INC.

                                        By:  /s/  Carson Coleman
                                             -------------------------
                                             Carson Coleman, President and CEO

                                      Date:  May 8, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By:  /s/  Carson Coleman
                                             -------------------------
                                             Carson Coleman, President and CEO

                                      Date:  May 8, 2002