Form 10QSB
period 2002-06-30
VICTOR INDUSTRIES INC
filed 2002-08-14
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 2002 the Company had outstanding 85,646,692 shares of its common stock, par value $0.0001.

                                TABLE OF CONTENTS

                             ITEM NUMBER AND CAPTION
                                                                      PAGE
                                                                      ----
 PART I
 ------

   ITEM 1.   FINANCIAL STATEMENTS                                       3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS             8


 PART II
 -------

   ITEM 1.   LEGAL PROCEEDINGS                                         12
   ITEM 2.   CHANGES IN SECURITIES                                     12
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                           12
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12
   ITEM 5.   OTHER INFORMATION                                         12
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                          12

ITEM 1.   FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                           COMPARATIVE BALANCE SHEETS
                    AS OF JUNE 30, 2002 and DECEMBER 31, 2001

                                                                   Unaudited        Audited
                                                                     As of           As of
                                                                    June 30,      December 31,
                                                                     2002            2001
                                                                  -----------     -----------
ASSETS
Current Assets:
      Cash and Cash Equivalents                                   $       234     $   166,409
      Accounts Receivable - Related Party                               2,858           2,858
      Note Receivable - Related Party                                  27,500          27,500
      Stock Subscription Receivable                                      --            25,000
      Prepaid Expense                                                   1,300             800
                                                                  -----------     -----------
        Total Current Assets                                           31,892         222,567
                                                                  -----------     -----------

Other Assets:
      Property and Equipment                                           10,639           9,043
                                                                  -----------     -----------

TOTAL ASSETS                                                      $    42,531     $   231,610
                                                                  ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
      Accounts Payable and Accrued Expenses                       $    49,115     $    40,719
      Note Payable - Related Party                                       --             3,800
                                                                  -----------     -----------
        Total Current Liabilities                                      49,115          44,519
                                                                  -----------     -----------

Long-term Liabilities:
      Notes Payable to Shareholders                                      --           117,500
                                                                  -----------     -----------

TOTAL LIABILITIES                                                      49,115         162,019
                                                                  -----------     -----------

SHAREHOLDER'S EQUITY (DEFICIT)
      Common Stock, $0.05 Par Value,
        100,000,000 Shares Authorized and
        86,646,692 Shares Issued at June 30, 2002
        and 70,938,692 Shares Issued at December 31, 2001               8,565       3,546,935
      Additional Paid-in Capital                                    3,758,992          57,521
      Accumulated Deficit                                          (3,774,139)     (3,534,865)
                                                                  -----------     -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                   (6,584)         69,591
                                                                  -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $    42,531     $   231,610
                                                                  ===========     ===========

See notes to Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2002 and JUNE 30, 2001

                                                   Unaudited        Unaudited
                                                 Three Months     Three Months
                                                     Ended            Ended
                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------

REVENUE
        Revenue                                  $        --      $        --
                                                 -------------    -------------
          Total Revenue                                   --               --
                                                 -------------    -------------

COSTS AND EXPENSES
        Selling and Administrative                     158,546            2,812
        Depreciation and Amortization                     --               --
        Interest                                          --               --
                                                 -------------    -------------
          Total Costs and Expenses                     158,546            2,812
                                                 -------------    -------------

NET LOSS                                              (158,546)          (2,812)

Retained Deficit at Beginning of Period             (3,615,593)      (3,050,777)

Retained Deficit at End of Period                $  (3,774,139)   $  (3,053,589)
                                                 =============    =============

Loss Per Common Share                            $       (0.00)   $       (0.00)
                                                 =============    =============


See notes to Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 and JUNE 30, 2001

                                                   Unaudited        Unaudited
                                                  Six Months       Six Months
                                                     Ended            Ended
                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------

REVENUE
        Revenue                                  $        --      $        --
                                                 -------------    -------------
          Total Revenue                                   --               --
                                                 -------------    -------------

COSTS AND EXPENSES
        Selling and Administrative                     239,073           19,145
        Depreciation and Amortization                     --               --
        Interest                                           201             --
                                                 -------------    -------------
          Total Costs and Expenses                     239,274           19,145
                                                 -------------    -------------

NET LOSS                                              (239,274)         (19,145)

Retained Deficit at Beginning of Period             (3,534,865)      (3,034,444)

Retained Deficit at End of Period                $  (3,774,139)   $  (3,053,589)
                                                 =============    =============

Loss Per Common Share                            $       (0.00)   $       (0.00)
                                                 =============    =============


See notes to Financial Statements.

                             VICTOR INDUSTRIES, INC.
                      COMPARATIVE STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 and JUNE 30, 2001

                                                           Unaudited          Unaudited
                                                           Six Months         Six Months
                                                             Ended              Ended
                                                         June 30, 2002      June 30, 2001
                                                         -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                           $    (239,274)     $     (19,145)

Provided (Used) by Operating Activities:
      Depreciation and Amortization                               --                 --
      Accounts Receivable                                       25,000             (2,858)
      Accounts Payable                                           8,395             11,794
      Prepaid Expenses                                            (500)              --

                                                         -------------      -------------
Net Cash Used by Operating Activities                         (206,379)           (10,209)
                                                         -------------      -------------

Provided (Used) by Investing Activities:
      Equipment Additions                                       (1,596)            (7,992)

                                                         -------------      -------------
Net Cash Used by Investing Activities                           (1,596)            (7,992)
                                                         -------------      -------------

Provided (Used) by Financing Activities:
      Issuance of Common Stock                                 163,100               --
      Proceeds (Repayments) from Shareholder Loans            (121,300)            15,851

                                                         -------------      -------------
Net Cash Provided (Used) by Investing Activities                41,800             15,851
                                                         -------------      -------------

Net Increase (Decrease) in Cash                               (166,175)            (2,350)

Cash at Beginning of Period                                    166,409              3,944

                                                         -------------      -------------
Cash at End of Period                                    $         234      $       1,594
                                                         =============      =============

See notes to Financial Statements.

                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

1.       GENERAL

         The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of June 30, 2002 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

         The notes to the financial statements appearing in the Company's Annual Report on form 10KSB for the year ended December 31, 2001 as filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.


2.       COMMON STOCK

         During the quarter ended June 30, 2002, the Company issued the following shares of common stock for services rendered:

         Issued 100,000 shares valued at $0.05 per share for a total of a $5,000 non-cash charge to consulting fees.

         Issued 5,500,000 shares valued at $0.031 per share for a total of a $170,000 non-cash charge to consulting fees.

         Issued 200,000 shares valued at $0.031 per share for a total of a $6,200 non-cash charge to legal fees.

         Issued 1,000,000 shares valued at $0.05 per share for a total of a $50,000 non-cash charge as an incentive bonus to the new President and CEO.

         Issued 500,000 shares valued at $0.05 per share for a total of a $25,000 non-cash charge for the use of one of the Director's personal credit lines utilized in funding business operations.

         Cancelled 2,592,000 shares that were previously issued at a value of $0.05 per share for a total of a $129,600 non-cash credit to consulting fees.

         During the quarter ended June 30, 2002, the Company issued the following shares of common stock for the conversion of notes payable:

         Issued a total of 10,000,000  shares at a conversion price of $0.01 per
         share  for  the   conversion  of  $100,000  in  notes  payable  due  to
         shareholder.

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

         We intend to be engaged in the sale and distribution of various forms of zeolite products. Our plan is to contract with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. We plan to then market the packaged and bulk ordered zeolite through distributors and under distributor's private labels.

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

         Our first product will utilize zeolite for slow released fertilizer. We have filed a patent application for a new zeolite proprietary fertilizer compound called ENVIROLIZERtm. We have not received any comments from the U.S. Patent Office as of the date of this filing. This compound is formulated around a demand driven release of nutrients. We intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

         ENVIROLIZERtm was formulated around the use of zeolite to absorb the ammonia that is released by animal discharge from large animal feeding operations. We will then utilize the nutrients from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. Because of the absorption capabilities of zeolite, we believe that our fertilizer compound will work effectively for up to three years, depending on the type of crop or plants being fertilized, thereby reducing the need for multiple fertilizer applications every year. The ENVIROLIZERtm fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus reducing the irrigation cycle. We cannot give any assurances that we will be successful in receiving a patent for our compound or that we will be able to produce a marketable or profitable product.

         Our concentration for the second quarter ended June 30, 2002 was focused on marketing our flagship product, ENVIROLIZERtm. The registration process within the 50 states is a rigorous experience due primarily, we believe, to the fact that no one has marketed a fertilizer product similar to ours. The various state fertilizer regulators are by and large not familiar with zeolite and it has been a continuous education process for them. As an example; one state requires that the data used to confirm the characteristics of ENVIROLIZERtm be conducted in that state. Another state wanted to use the term zeolite and one state wanted to use clinoptilolite (the specific type of zeolite that we use in our product) in the labeling of our products. We believe that the labeling of the ENVIROLIZERtm product that has been approved by most states does not adequately reflect the benefits of our product that will accrue to the customers.

         We have received tentative approval to mine zeolite at our claim in Eastern Oregon from the Bureau of Land Management in Vale, Oregon. Final approval will occur upon posting bond and other customary requirements.

         We entered into an agreement with Woodburn Fertilizer, of Woodburn, Oregon, to produce our ENVIROLIZERtm product. Woodburn has agreed to inventory the product until shipment to distributors. We anticipate that our initial product will be packaged in four-pound boxes and should be ready for shipment on or around August 18, 2002.

         We have also finalized the television commercial that is now airing on a test market basis in North and South Carolina. We are exploring additional marketing avenues such as our new website (www.victorindustries.com), which should be ready to accept orders by the time we have product to ship.

         In conjunction with our marketing efforts, our President and CEO will attend the Far-West Trade show in Portland, Oregon on August 22 and 23. Fertilizer industry retailers such as Wal-Mart and Home Depot customarily make their buying decisions for next spring at this event. We are also intending to utilize direct marketing through mailing lists and e-mail marketing.

         We currently are in need of capital to expand our marketing and production efforts and can give no assurance that these efforts will be successful.

         The other product we have developed using zeolite revolves around large animal feeding operations. This product is designed to reduce the amount of nitrates produced by "super-dairies". These nitrates have the potential of polluting the groundwater as the ammonia breaks down and seeps into the reservoirs. We believe that mixing zeolite with the manure will result in several benefits for the "super-dairies". First, the zeolite will fix a percentage of the ammonia compounds by preventing the bacteria from breaking down the ammonia into nitrates resulting in less pollution to the groundwater. Second, offensive odors will be reduced. Third, the operators of the "super-dairies" spend an inordinate amount of their productive hours trying to control the spread of the manure. Zeolite is capable of absorbing 45% of its weight in water. The drier manure will result in a more stable manure pile saving the super dairy operator time and labor. Fourth, the composted manure is sold to plant nursery operators who normally add zeolite to their soils.

         We have many competitors most of whom are better financed and more established than us. Several competitors are potential suppliers of raw and/or finished product. There is no assurance that we will be able to compete in this market.


Property

         We do not presently own any real property. We currently pay $500 per month rent to our current Treasurer. The Company currently holds four mining claims. The cost of holding these claims is approximately $400 per year. None of these claims are currently in operation. If we begin operating these claims we will be renting space at the claim site.


Employees

         We currently have 3 employees. We rely on independent contractors to handle the mining operations. We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging.


FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.


Overall Operating Results

         We did not have any zeolite sales for the quarters ended June 30, 2002 or June 30, 2001.

         Operating expenses were $158,500 for the current quarter as compared to $2,800 for the prior year quarter. Due to our lack of adequate capital most of these expenses were funded through the issuance of common stock for services provided (See "Notes to Financial Statement"). We issued stock valued at $175,000 for marketing consulting which was offset by the cancellation of $129,600 of shares issued under a previous consulting agreement. We also issued stock valued at $6,200 for legal fees incurred and $25,000 for the use of one of the Director's personal credit lines utilized in funding business operations. Our current President and CEO accepted stock valued at $50,000 in lieu of cash as incentive compensation for his services to the Company. Expenses incurred for the prior year quarter were only $2,800 and were primarily for accounting services.

         We incurred a net loss for the current quarter of $158,500 as compared to a net loss of $2,800 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.


Operating Losses

         We have accumulated approximately $3.8 million of net operating loss carry-forwards as of June 30, 2002, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.


Liquidity and Capital Resources

         We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date.

         We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing.

         We are in the process of marketing a restricted common stock offering in order to raise adequate capital to fund our operations. The current low price of our common stock will cause substantial dilution to the current shareholders if we are successful in selling any stock in the offering. To help facilitate the offering, Ms. Penny Sperry, our former President and CEO has converted $100,000 of notes payable due her into our common stock and gifted the shares to her children (See "Notes to Financial Statements"). We believe that a substantially debt free balance sheet will be more attractive to new shareholders. We can give no assurances that the offering will be successful or that we will be able to locate any other sources of funding for our operations.


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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES

On April 15, 2002 the Board of Directors approved the following resolution:

RESOLVED, that Victor Industries, Inc. will change the par value of Victor Industries, Inc., common stock from .05 cents to .0001 cents.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. Reports on Form 8-K
   None

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with the  Quarterly  Report of Victor  Industries,  Inc. on Form
10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                        /s/  Carson Coleman
                                        ---------------------------------
                                        Carson Coleman, President and CEO
                                        August 14, 2002





                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               (Registrant):   VICTOR INDUSTRIES, INC.
                                         By:   /s/  Carson Coleman
                                               ---------------------------------
                                               Carson Coleman, President and CEO

                                       Date:   August 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By:   /s/  Carson Coleman
                                               ---------------------------------
                                               Carson Coleman, President and CEO

                                       Date:   August 14, 2002