Form 10QSB
period 2002-09-30
VICTOR INDUSTRIES INC
filed 2002-11-20
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

                        Commission File Number 000-30237
      ____________________________________________________________________

                             VICTOR INDUSTRIES, INC.
               (Exact name of registrant as specified in charter)

                 Idaho                                    91-0784114
          ______________________                      ____________________
          State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

4810 NORTH WORNATH ROAD, MISSOULA, MONTANA                         59804
_____________________________________________                    ___________

(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (406) 251-8501

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2002 the Company had outstanding 111,596,692 shares of its common stock, par value $0.0001.

                                TABLE OF CONTENTS

     ITEM NUMBER AND CAPTION                                         PAGE
     --------------------------                                      ----

PART I

   ITEM 1.   FINANCIAL STATEMENTS                                     3
   ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS           8

 PART II

   ITEM 1.   LEGAL PROCEEDINGS                                       12
   ITEM 2.   CHANGES IN SECURITIES                                   12
   ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                         12
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     12
   ITEM 5.   OTHER INFORMATION                                       12
   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        12


ITEM 1. FINANCIAL STATEMENTS


                                    Victor Industries, Inc.
                                   Comparitive Balance Sheets
                                    As of September 30, 2002

                                                         Unaudited             Unaudited
                                                           As of                 As of
                                                        September 30,          December 31,
                                                           2002                  2002
ASSETS                                                  -------------         -------------
Current Assets:
   Cash and Cash Equivalents                             $   10,501          $   166,409
   Accounts Receiveable                                      65,000                  -
   Accounts - Related Party                                   2,858                2,858
   Note Receivable - Related Party                           27,500               27,500
   Stock Subscription Receivable                                -                 25,000
   Prepaid Expense                                            2,650                  800
   Computer Equipment and Software                           10,640                  -
   Supply Inventory                                           7,734                  -
                                                        -----------          -----------
      Total Current Assets                               $  126,883          $   222,567

Other Assets:
    Property Plant and Equipment                               -                   9,043
                                                        -----------          -----------
TOTAL ASSETS                                                126,883              231,610
                                                        ===========          ===========
LIABILITIES AND SHAREHOLDER'S
EQUITY AND LIABILITIES
Current Liabilities:
   Accounts Payable                                          47,758               40,719
   Note Payable - Related Party                                -                   3,800
   Accrued Payroll                                           19,516                   -
   Shareholder Note Payable                                  23,926                   -
     Total Current Liabilities                               91,200               44,519
                                                        -----------            ----------
Long-term Liabilities
   Notes Payable to Shareholders                               -                 117,500
                                                        -----------            ----------
TOTAL LIABILITIES                                           91,200               162,019
                                                        ===========            ==========

SHAREHOLDER'S EQUITY (DEFICIT)
   Common Stock, $0.0001 Par Value
     200,000,000 Shares Authorized and
     112,596,692 Shares Issued at September 30, 2002
     and 70,938,692 Shares Issued at December 31,2001       11,260             3,546,935
   Additional Paid in Capital                            4,048,297                57,521
   Accumulated Deficit                                  (4,023,874)          (3,534,865)
                                                        -----------           ----------
TOTAL SHAREHOLDER'S EQUITY (DEFICIT)                        35,683                69,591
                                                        -----------           ----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 126,883               231,610
                                                        ===========           ==========
See notes to Financial Statements




                                    VICTOR INDUSTRIES, INC.
                            COMPARATIVE STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                         Unaudited             Unaudited
                                                        Three Months          Three Months
                                                            Ended                Ended
                                                     September 30, 2002     September 30, 2001


REVENUE
   Revenue                                                       -                     -
                                                         ------------          ------------
      Total Revenue                                              -                     -
                                                         ============          ============

COSTS AND EXPENSES
   Selling and Administrative                                 249,287                22,725
   Depreciation and Amortization                                 -                     -
   Interest                                                       447                  -
                                                         ------------          ------------
                                                              249,734                22,725
                                                         ------------          ------------

Net Loss                                                     (249,734)              (22,725)

Retained Deficit at Beginning of Period                    (3,774,139)           (3,053,589)

Retained Deficit at End of Period                          (4,023,874)           (3,076,314)
                                                         =============         =============
Loss per Common Share                                          (.0022)               (0.001)
                                                         -------------         -------------





                                    VICTOR INDUSTRIES, INC.
                             COMPARATIVE STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

                                                         Unaudited                 Unaudited
                                                        Nine Months               Nine Months
                                                           Ended                     Ended
                                                    September 30, 2002        September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              (249,734)                  (41,870)

Provided (Used) by Operating Activities
    Depreciation and Amortization                             -                         -
    Accounts Receivable                                   (65,000)                   (2,858)
    Accounts Payable                                       10,425                    (5,961)
    Notes Payable                                          23,926
    Prepaid Expenses                                       (1,350)
                                                        ----------                 ----------
Net Cash Used by Operating Activities                    (281,733)                  (50,689)

Provided (Used) by Investing Activities
   Equipment Additions                                        -                      (7,992)
                                                        ----------                 ----------
Net Cash Used by Investing Activities                         -                      (7,992)

Provided (Used) by Financing Activities
   Issuance of Common Stock                                  2,695                   209,036
   Stockholder Equity: Additional Paid In Capital          289,305                   209,036
   Proceeds (Repayments) from Shareholder Loans                -                    (153,797)
                                                        ----------                 ----------
Net Cash Provided (Used) by Financing Activities           292,000                   264,275

Net Increase (Decrease) in Cash                             10,267                   205,594

Cash at Beginning of Period                                    234                     3,944

Cash at End of Period                                       10,501                   209,538
                                                        ==========                 ==========



                             VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

1.     GENERAL

     The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2001 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of September 30, 2002 and the results of operations for the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

     The notes to the financial statements appearing in the Company's Annual Report on form 10KSB for the year ended December 31, 2001 as filed with the Securities Exchange Commission should be read in conjunction with this Quarterly Report on Form 10-QSB. There have been no significant changes in the information in those notes other than from normal business activities of the Company.

2.     COMMON STOCK

     During the quarter ended September 30, 2002, the Company issued the following shares of common stock for services rendered:

     a. Issued 700,000 shares valued at $0.01 per share pursuant to a restricted stock sale of the Company's $.001 par value common stock to Covenant Group International LLC.

     b. Issued 1.75 million shares valued at $0.02 per share for a total of a $34,825 non-cash charge to professional legal fees.

     c. Issued 8,000,000 shares valued at $0.02 per share for a total of a $159,200 non-cash charge to consulting fees.

     d. Issued 500,000 shares valued at $0.01 per share pursuant to a restricted stock sale of the Company's $.001 par value common stock to Covenant Group International LLC.

     e. Issued 1,000,000 shares valued at $0.02 per share pursuant to a restricted stock sale of the Company's $.001 par value common stock to Steve Purdy, an individual.

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

     Our first product will utilize zeolite for slow released fertilizer. We have filed a patent application for a new zeolite proprietary fertilizer compound called ENVIROLIZER. We have not received any comments from the U.S. Patent Office as of the date of this filing. This compound is formulated around a demand driven release of nutrients. We intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

     ENVIROLIZER was formulated around the use of zeolite to absorb the ammonia that is released by animal discharge from large animal feeding operations. We will then utilize the nutrients from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. Because of the absorption capabilities of zeolite, we believe that our fertilizer compound will work effectively for up to three years, depending on the type of crop or plants being fertilized, thereby reducing the need for multiple fertilizer applications every year. The ENVIROLIZER fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus reducing the irrigation cycle. We cannot give any assurances that we will be successful in receiving a patent for our compound or that we will be able to produce a marketable or profitable product.

     Victor Industries ended the third quarter on the brink of sales. Sales actually began in October. Although the sales are small, management expects sales to increase over time. Management is seeking sales agreements with other companies with established distributors in place.

     Carson Coleman, CEO of the Company attended the California Nurserymen's Association's trade show in Las Vegas during October. The feeling he came away with was that with sufficient education distributors understand that ENVIROLIZERtm is the first new product introduced to the fertilizer industry in a long time. The pricing is below products with "water retention crystals" which degrade over time while ENVIROLIZERtm does not. Environmental aspects aside, the convenience of watering and fertilizing less frequently is a major sales factor as well as using less fertilizer and water.

     The Company believes that educating distributors is key to sales. Once the distributors understand ENVIROLIZERtm they can educate their customers.

     In our second quarter report we mentioned that the Company was going to sell shares to continue funding the sales and development of ENVIROLIZERtm and that current shareholders would face "substantial dilution". To date, the Company has sold $97,000 worth of restricted shares to accredited investors at prices ranging from $0.005 to $0.01. A large portion, $60,000.00. is on a note collateralized by the shares, thus explaining the $60,000 in receivables on the balance sheet and the increase in the number of shares.

     The gross margins on ENVIROLIZERtm are substantial and should result in a large percentage of gross operating profit from sales. However, a new product will have to be advertised so shareholders should begin to watch the advertising expense begin to rise as a percentage of sales.

     The Company plans a series of new products to enhance its product line. It is easier to add to a product line once your foot is in the door. Consequently we will add ENVIROLIZER O, an organic version of ENVIROLIZERtm , and a pre-mixed version with potting soil.

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

Overall Operating Results

         We did not have any zeolite sales for the quarters ended September 30, 2002 or September 30, 2001.

         Operating expenses were $249,287 for the current quarter as compared to $22,725 for the prior year quarter. Due to our lack of adequate capital most of these expenses were funded through the issuance of common stock for services provided (See "Notes to Financial Statement"). We issued stock valued at $159,200 for marketing consulting. We also issued stock valued at $34,825 for legal fees incurred.

         We incurred a net loss for the current quarter of $249,734 as compared to a net loss of $22,725 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.


Operating Losses

         We have accumulated approximately $3.0 million of accumulated deficit as of September 30, 2002, some of which may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

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

b. Reports on Form 8-K: None


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Victor Industries, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                        /s/Carson Coleman
                                        ---------------------------------
                                        Carson Coleman, President and CEO
                                        November 12, 2002

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     (Registrant): VICTOR INDUSTRIES, INC.
                            By:/s/ Carson Coleman
                        ---------------------------------
                        Carson Coleman, President and CEO

                           Date:  September 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By:/s/ Carson Coleman
                        ---------------------------------
                        Carson Coleman, President and CEO

                           Date:  September 30, 2002