Form 10KSB
period 2002-12-31
VICTOR INDUSTRIES INC
filed 2003-04-24
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. {X}

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of April 14,2003, the aggregate market price of the voting stock held by non-affiliates was approximately $.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 2003, the Company had 121,721,692 outstanding shares of its common stock, par value $0.0001.

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

We have not recorded any significant revenue for the past two years. Currently, the re is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2001, without funding to develop assets and profitable operations.

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

ENVIROLIZER was formulated around the use of zeolite to absorb the ammonia that is released by animal discharge from large animal feeding operations. We will then utilize the nutrients from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. Because of the absorption capabilities of zeolite, we believe that our fertilizer compound will work effectively for up to three years, depending on the type of crop or plants being fertilized, thereby reducing the need for multiple fertilizer applications every year. The ENVIROLIZER fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus reducing the irrigation cycle. We cannot give any assurances that we will be successful in receiving a patent for our compound or that we will be able to produce a marketable or profitable product.
The fourth quarter ending December 31, 2002 marked the first quarter of revenue for Victor Industries, Inc. The distributors responsible for the sales in the fourth quarter failed to produce an acceptable amount of sales in the opinion of management. Despite advertising on KFI-AM in Los Angeles there was no revenue produced during the winter months. This prompted the management to locate The Lawn & Garden Performance Group and engage Rick Pontz to market ENVIROLIZERtm throughout North America.

Presently, The Lawn & Garden Performance Group has contacted large retailers, distributors, television marketing organizations, and other marketing organizations.

Marketing a new product is a lengthy process with significant risks, there can be no assurance that the Company will be successful in its efforts.

The Company plans a series of new products to enhance its product line. It is easier to add to a product line once a distribution channel has successfully been established.

In the Fourth Quarter of 2002, the Company investigated acquiring businesses outside of the Company's stated business focus. Throughout the third and fourth calendar quarters of 2002, the Company was contacted by various parties ("Acquisition Candidates") that were interested in being acquired by Victor Industries, Inc. In November of 2002, the Company management decided to begin discussions with a number of the aforementioned Acquisition Candidates that had expressed an interest in being acquired by Victor Industries, Inc. As of December 31, 2002, the Company had not reached in definitive agreements with any of the Acquisition Candidates.

PRODUCT LIABILITY INSURANCE

We carry no direct product liability insurance, relying instead on the coverage maintained by our distributors and manufacturing sources from whom we obtains product. There is no assurance that this insurance will adequately cover any liability claims brought against us. There also can be no assurance that we will be able to obtain our own liability insurance (should we seek to do so) on economically feasible terms. Our failure to maintain our own liability insurance could materially adversely affect our ability to sell our products in the future. Although no product liability claims have been brought against us to date, if there were any such claims brought against us, the cost of defending against such claims and any damages paid by us in connection with such claims could have a materially adverse impact upon us, including our financial position, results of operations and cash flows.

COMPETITION AND DIFFICULTUIES IN MARKETING PRODUCTS.
--------------------------------------------------------

There is tremendous competition in the home and garden fertilizer business. Many of the leading companies have well established brands that consumers are familiar with, and which consumers have successfully used in the past. Many of our competitors are large, well financed organizations that have significant distribution channels already in place. It is very challenging for the Company to establish a new distribution channel for a new product and it is equally difficult to market a new product to consumers who have never used the product. We may not be successful in establishing a market for our product.

RESEARCH AND DEVELOPMENT
--------------------------

The Company is currently not conducting any research programs on its products. There are no plans to engage in further research of ENVIROLIZER's uses and benefits.

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

EMPLOYEES
---------

We currently have no full time employees. We rely on independent contractors to handle the mining operations. We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging. Our directors have no contract with the Company and are receiving no pay at the present. The directors have agreed to work for no pay until we have achieved positive cash flow from operations. There is no deferment or liability being accrued by us under this arrangement.

Our directors have no contract with the Company and are receiving no pay at the present. The directors have agreed to work for no pay until we have achieved positive cash flow from operations. There is no deferment of compensation or liability being accrued by the Company under this arrangement.

ITEM 2. DESCRIPTION OF PROPERTY


PROPERTY

We do not presently own any real property.

We currently pay $500 per month rent to our Treasurer for the Company office space.

The Company holds four mining claims. The cost of holding these claims is approximately $400 per year. Two of the mining claims are potential gold claims, however, no work has been undertaken by the Company to determine their value. The two remaining mining claims are zeolite claims. Substantial work has been done by the previous claimant, Allied Chemical, on these claims. Although Company management believes the reserves in its mining claims are substantial (based on work done on these claims by Allied Chemical) and in spite of the fact that the Company has been given a mining permit for the property; however, given the price of zeolite in the current market, and the Company does not intend to invest capital to mine its claims.

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


  QUARTER ENDED                                    HIGH        LOW
  -------------                                    ----        ---

December 31, 2002                                  .028        .011
September 30, 2002                                 .22         .025
June 30, 2002                                      .72         .13
March 31, 2002                                    1.25         .25
December 31, 2001                                  .017        .006
September 30, 2001                                 .035        .0111
June 30, 2001                                      .060        .015
March 31, 2001                                     .115        .017


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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2002 and 2001, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

     March 14, 2002 we issued 100,000 shares to JL Consulting for accounting and bookkeeping services.
     April 15, 2002 we issued 1,0000,000 shares to Carson Coleman for services rendered pursuant to a signing bonus for his calendar 2002 employment agreement.
     April 24, 2002 we issued 500,000 shares to David Boulter for consulting services
     May 3, 2002 we issued 10,000,000 shares to Ryan Pellett, Nicole Pellett and Katy Pellett for payment of convertible note
     July 7, 2002 we sold 1,000,000 shares to Steve Purdy at $0.01 per share September 3, 2002 we sold 1,200,000 shares to Covenant Keepers at $0.01 per share
     October 1, 2002 we sold 15,000,000 shares to Forest Minerals at $0.005 per share and received a subscription receivable
     December 9, 2002 we sold 1,000,000 shares to Tom Linton at $0.004 per share December 9, 2002 we sold 1,000,000 shares to Jim Wright at $0.004 per share December 9, 2002 we issued LJM Enterprises 625,000 shares for bookkeeping services.
     December 9, 2002 we issued Penny Sperry 7,500,000 shares for conversion of $30,000 in debt related to loans made to the Company.

     March 14, 2001 we issued 100,000 to Jean Lorentz for services rendered. April 25, 2001 we issued 100,000 to David Boulter for compensation for continued service.
     April 25, 2001 we issued 500,000 to Richard Leary for signing bonus. May 1, 2001 we issued 3,000,000 to Stephen A. Kohn & Associates for efforts as investment banker to raise $250,000.
     July 11, 2001 we issued 50,000 to Webdoodle/Brandon Long for web page design.
     July 11, 2001 we issued 50,000 to Lana Pope/LJM for bookkeeping services. July 11, 2001 we issued 500,000 to Gary Rohwer for consultant fees.
     July 11, 2001 we issued 4,750,000 to Forest Minerals for conversion of debt $95,000 valued at $.02 per share.
     July 11, 2001 we issued 4,750,000 to Penny Sperry for conversion of debt $95,000 valued at $.02 per share.
     July 11, 2001 we issued 50,000 to Brandon Long for construction of company website.
     July 11, 2001 we issued 69,000 to Lee Gordon for rent of temporary company space.
     October 9, 2001 we issued 600,000 to Angela Hamblin for $25,000 cash. November 8, 2001 we issued 100,000 to Dennis M. Charney for legal services. November 8, 2001 we issued 1,000,000 to Richard Jezo for $10,000 cash.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overall Operating Results

We did not have any zeolite sales or sales of any Company products for the year ended December 31, 2002. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $531,804 for the current year and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the patent application process as well as compliance costs incurred with filing requirements with the SEC. The comparable operating expenses for the prior year were $500,400. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10SB12G as well as general business development; management fees paid to our Chief Executive Officer in lieu of wages; licenses and fees for registering our securities; professional fees for legal and accounting fees for completing our quarterly filing requirements for the Securities and Exchange Commission; travel expenses for marketing and attending trade shows and non-cash charges for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss for the year ended December 31, 2002 of $536,257 as compared to a net loss of $500,400 for the year 2001. These losses were attributable to the aforementioned operating expenses.

Operating Losses

We have accumulated approximately $4,071,122 million of net operating loss carryforwards as of December 31, 2002, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carryforwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards is offset by valuation allowance of the same amount.

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

Plan of Operation

The Company has two main initiatives underway: (1) to begin the sales, distribution and further development of the fertilizer business; and (2) to continue discussions with companies that are interested in being acquired by Victor Industries.

Fertilizer Business
--------------------

The Company has engaged The Lawn & Garden Performance Group LLC to market our flagship product, ENVIROLIZERtm to the retail lawn and garden industry. Rick Pontz, President of The Lawn & Garden Performance Group, has experience in introducing new products to this market. The Company expects that Mr. Pontz's efforts will be successful in garnering significant sales in 2003.

Additionally, in 2003, Victor Industries intends to introduce additional products, including a potting soil pre-mixed with ENVIROLIZERtm, , an organic version of ENVIROLIZERtm and a twenty pound version.

The Company intends to finance this aspect of it's business through cash flow generated from prospective fertilizer sales and through the sale of the Company's common shares.

Acquisitions and Mergers
--------------------------

Victor Industries is interested in acquiring businesses outside of the Company's traditional fertilizer business. In this regard, the Company will continue to seek explpore opportunities that have been presented to the Company from other private and public entities.

In our opinion, sufficient working capital will be available from internal operations and from outside sources during the next twelve months thereby enabling us to meet our obligations and commitments as they become payable. Historically, we have been successful in our efforts to secure working capital from private placements of common stock securities, bank debt, loans from private investors and the exercise of warrants for common stock.

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

On April 30, 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will not have a material effect on the December 31, 2002 financial statements.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

Independent Auditor's Report                                            F-2
Balance Sheets at December 31, 2002 and 2001                            F-3
Statement of Operations and Accumulated Deficits for the
  Years ended December 31, 2002 and 2001                                F-4
Statement of Cash Flows for the Years ended
  December 31, 2002 and 2001                                            F-5
Statement of Shareholders' Equity for the
  Years ended December 31, 2002 and 2001                                F-6
Notes to Financial Statements                                           F-7

Shareholders and Board of Directors Victor Industries, Inc.

We have audited the accompanying balance sheet of Victor Industries, Inc. as of December 31, 2002 and the related statements of operations, of stockholders', and of cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 financial statements were reported on by other auditors whose report dated March 14, 2002 expresses a going concern opinion in those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victor Industries, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has working capital and stockholder deficiencies. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Wong Johnson & Associates
A Professional Corporation

Temecula, California
April 22, 2003

                            VICTOR INDUSTRIES, INC.
                                 BALANCE SHEETS
                               AS OF DECEMBER 31,


                                                        2002            2001
                                                     ----------      ----------
                                     ASSETS

Current Assets:

Cash and equivalents                                 $    1,190      $  166,409
Account Receivable-Related Party                         -                2,858
Note Receivable-Related Party                            26,558          27,500

Prepaid Expense                                             -               800
                                                     ----------      ----------
                                                         27,748         197,567
                                                     ----------      ----------
Property and Equipment, net                               8,223           9,043
                                                     ----------      ----------

   Total Assets                                       $  35,971      $  206,610
                                                     ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses                $   70,759      $   40,719
Note  Payable - Related Party                            26,634           3,800
                                                     ----------      ----------
                                                         97,393          44,519
Other Liability - Shareholder Loan                       -              117,500
                                                     ----------      ----------
Shareholders' Equity:

Common Stock, $.0001 par value,
  200,000,000 shares authorized;
  121,721,692 & 48,832,192 shares
  issued and outstanding                                 12,172       3,546,935
Subscription  Receivable                                (65,000)        (25,000)

Additional Paid-In Capital                            4,062,528          57,521
Accumulated Deficit                                  (4,071,122)     (3,534,865)
                                                     ----------      ----------
                                                        (61,422)         44,591
                                                     ----------      ----------
   Total Liabilities and Shareholders' Equity         $  35,971      $  206,610
                                                     ==========      ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      F-3


                            VICTOR INDUSTRIES, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICITS
                        FOR THE YEARS ENDING DECEMBER 31


                                               2002                 2001
                                           -----------          -----------

REVENUE:                                   $       .00          $      .00
                                           -----------          -----------

EXPENSES:

General and Administrative Expenses            531,804              494,793
Depreciation                                     2,972                2,542
Interest                                         1,481                3,086
                                            -----------          -----------

         Total Expenses                        536,257              500,421
                                            -----------          -----------

Net Loss                                      (536,257)            (500,421)

(Deficit) - beginning                       (3,534,865)          (3,034,444)
                                           -----------          -----------

Accumulated Deficits - ending              $(4,071,122)         $(3,534,865)
                                           ===========          ===========

Weighted average number of shared
  outstanding                               91,467,192           59,885,442

Net loss per share                             $(.0059)         $ (.0083563)
                                           ===========          ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      F-4


                            VICTOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

                                                    2002                 2001
                                                -----------          -----------

Cash Flows From Operating Activities:

     Net Loss                                   $ (536,257)         $ (500,421)
     Add back item not effecting cash  -
     Depreciation                                    2,972               2,542
     Stock issued in payment of services           410,245             331,126
                                                -----------          -----------
            Cash used in operations               (123,040)           (166,753)
                                                -----------          -----------
(Increase) Decrease in assets:

     Note receivable
     Property and Equipment                        28,800                 (993)
                                                   (1,864)              (2,858)

     Prepaid Expense                                 -                    (800)
                                                -----------          -----------
                                                   26,936              (29,651)
                                                -----------          -----------
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses         43,148               14,590
     Notes Payable                                (97,444)             (91,200)
     Loans from shareholder                       (74,819)              35,479
                                                -----------          -----------
                                                 (129,115)             (41,131)
                                                -----------          -----------
            Cash applied to operations           (225,219)            (237,535)
                                                -----------          -----------
Cash Flows From Financing Activities:

     Sales of Common Stock                         60,000              210,000
     Issuance of Common Stock in Payment of Debt     -                 190,000
                                                -----------          -----------
                                                   60,000              400,000
                                                -----------          -----------
Net Increase in cash                             (165,219)             162,465
Cash-Beginning                                    166,409                3,944
                                                -----------          -----------
Cash-Ending                                      $  1,190            $ 166,409
                                                ===========          ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      F-5


                            VICTOR INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001


                                      Number                      Additional
                                     Of Common       Common        Paid In       Accumulated
                                      Shares         Stock         Capital         Deficit           Total
                                    ----------     ----------     ----------     -----------       ---------
Balance at December 31, 2000        48,832,192      2,442,059       431,272      (3,034,444)        (161,113)

Net Loss for 2001                                                                  (500,421)        (500,421)

Shares Issued for Services           6,631,500        331,126                                        331,126

Shares Issued in Payment
  of Loan to Shareholder             4,750,000        237,500       (142,500)                         95,000

Shares Issued in Payment
  of Note to Forest Minerals         4,750,000        237,500       (142,500)                         95,000

Shares Issued for Cash
  from Unissued Shares               1,600,000         80,000        (45,000)                         35,000

Shares Sold at $.04 per share
  Per S-8 Registration               4,375,000        218,750        (43,750)                        175,000
                                    ----------     ----------     ----------     -----------       ---------

Balance at
  December 31, 2001                 70,938,692     $3,546,935     $   57,522     $(3,534,865)      $  69,592
                                    ==========     ==========     ==========     ===========       =========

Shares Cancelled                    (2,592,000)     (159,600)       (111,757)                        129,592

Par Value conversion to .0001                     (3,380,500)      3,380,500

Shares issued for expenses          34,175,000         3,417         603,183                         606,700

Shares sold at $.01 per share        2,200,000           220          51,780                          52,000

Shares sold at $.04 per share        2,000,000           200           7,800                           8,000

Shares sold as Subscription         15,000,000         1,500          73,500                          75,000
    Receivable

Subscription Receivable                             (65,000)

Net Loss for 2001                                                                   (536,257)       (536,257)

Balance at
  December 31, 2002                 121,721,692      (52,828)       4,062,528     (4,071,122)      $  61,422
                                    ===========     ==========     ==========     ===========       =========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. ACCOUNTING POLICIES AND OPERATIONS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the company has incurred continuing operating losses and has an accumulated deficit of $4,071,122 and negative working capital as of December 31, 2002. These factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Accounting for Long-Lived Assets

Long lived assets are reviewed for impairment whenever events or chances in circumstances indicate that the carrying value of an assets may not be recoverable. In that case, if the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

Loss Per Common Share

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

                            VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

Income Taxes

The Company utilizes Statement of Financial Accounting Standards("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

The Company determined that it will not change to the fair value method and will continue to use the implicit value based method for stock options issued to employees and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" , at the fair market value of the stock issued or the fair market value of the services provided, whichever is the more clearly evident.


Comprehensive Income

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

Segment and Geographic Information

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

Other Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will not continue to amortize goodwill existing at December 31, 2001 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company adopted the standard starting January 1, 2002, and is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

On April 30, 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will not have a material effect on the December 31, 2002 financial statements.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

                            VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


3. COMMITMENTS AND CONTINGENCIES


Operational Costs

At December 31, 2002 the company was leasing office space at 4830 North Warnath Road, Missoula Montana from a shareholder and director at no cost to the Company.

Employment Contracts

At December 31, 2001 there are no employment contracts issued, outstanding or in process by the Company.

Legal

At December 31, 2002 the Company is not a party to any legal action in the ordinary course of business or in any other manner. (See Subsequent Events below)

SHAREHOLDERS' EQUITY

In the second quarter the Company changed its par value per share from $0.05 to $0.0001 per share resulting in a $3,380,500 charge to paid in capital.

During the year 2002, the Company issued 34,175,000 shares of common stock to various individuals and companies for goods and services rendered at an par value of $.0001 per share. At December 31, 2002 there were no stock options or warrants outstanding.

During the year 2002 the Company sold 2,200,000 shares of common stock at $0.01 per share and 2,000,000 shares at $0.004 per share. In addition the Company sold 15,000,000 shares at $0.005 per share carrying the sale as a subscription receivable.


5. SIGNIFICANT VENUES AND CONCENTRATION OF CREDIT RISK

At December 31, 2002 there are no significant venue issues or concentrations of risk.


6. RELATED PARTY TRANSACTIONS

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

                            VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

7. INCOME TAXES

At December 31, 2002 the Company had net operating losses of approximately $4,071,122 which may be offset against future taxable income through 2016. No tax benefit has been reported in the financial statements, as the Company believes there is a 50% or greater chance the net operating losses will expire unused. Accordingly, the potential tax benefits of the net operating losses are offset by a valuation allowance in the same amount.

8. SUBSEQUENT EVENTS

1. On January 8, 2003 (SEC File Number 000-30237), the Company filed a Form 8-K with the SEC to notify the marketplace that the Company had amended its Articles of Incorporation such that the Company is now authorized to issue up to 1 billion common shares.
2. On April 22, 2003 (SEC File Number 000-30237) the Company filed a Form 8-K stating that Wong Johnson & Associates has been hired by the Company as its new certifying auditors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Subsequent to the year ended December 31, 2002 the Company changed accountants to Wong Johnson & Associates, as a direct result of the previous auditor not performing further services for publicly held clients. The Company subsequently engaged the services of Wong Johnson & Associates, A Professional Corporation, as its current auditors. This appointment has been approved by the Board of Directors, but is still pending shareholder approval.

There were no disagreements with David Tow, CPA during the past two most recent years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in
Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

Registrant has provided David Tow with a copy of the disclosures Registrant is making in this 10-KSB in response to the disclosures required by Regulation S-B,
Item 304(a). Siegel Smith and has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item. Registrant has filed herewith Siegel Smith's and letter as Exhibit 16.1 to this Form 10-KSB.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Provisional Chief Executive Officer, Treasurer and director is Penny Sperry. Ms. Sperry is 47 years old and has served as our Treasurer, Chief Executive Officer and director since December 1999.

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

VICTOR INDUSTRIES INC - 10-K                Filing Date: 04/04/02
--------------------------------
Disclosure Page 48

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to the mostly highly compensated executive officer of the Company.


                                                                          LONG TERM COMPENSATION
                                                          -----------------------------------------------------
                                                                    AWARDS
                                                          -----------------------   PAYOUTS
                                  ANNUAL COMPENSATION     RESTRICTED   SECURITIES   -------
                              -------------------------        STOCK    UNDERLYING    LTIP        ALL OTHER
                                 CONSULTING BONUS OTHER        AWARD    OPTIONS       PAYOUTS     COMPENSATION
NAME & PRINCIPAL POSITION  YEAR     ($)      ($)   ($)          ($)     SARS(#)        ($)         ($)
-------------------------  -----  ---------- ---- ----- ------------- ------------- --------- -----------------
Penny Sperry               2002   $60,000    $0    $0        $0          $0             $0          $0
Chief Executive Officer and Treasurer


Ms. Sperry received 7,500,000 shares our common stock for services rendered as Chief Executive Officer and Treasurer in 2002. In 2001 she was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance.

No other person makes over $100,000 per year.

COMPENSATION OF DIRECTORS

We do not currently compensate directors in cash for any services provided as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of December 31, 2002, the name and shareholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.


                                                                     PERCENTAGE
                                        NATURE OF     NUMBER OF          OF
       NAME OF PERSON OR GROUP          OWNERSHIP     SHARES OWNED    OWNERSHIP
       -----------------------          ---------    ------------    ----------

  Penny Sperry                           Direct       13,617,783        19.20%
  Forest Minerals, Inc.                  Direct       15,239,174        21.48%
  David Boulter                          Direct          100,000          .14%

  All executive officers and
  directors as a group
  (two persons)                          Direct       13,717,783        19.34%

There are currently no outstanding options or warrants to purchase shares of our stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Forest Minerals, Inc., a related party has was issued 4,750,000 shares of common stock in payment of a note payable in the amount of $95,000 that was in existence on December 31, 2000. Penny Sperry, CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. Forest Mineral advanced $3,800 to the Company for working capital during the year. It is anticipated that this amount will be repaid within 2002. Blue Rock minerals, a related party is indebted to the Company in the amounts of $30,358 and $27,500 as of December 31, 2002 & 2001, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number Description
---------------               -----------

     3(i)-1          Amendment to articles of incorporation (1)
     3(i)-2          Amendment to increase authorized (1)
     3(i)-3          Amend name to Victor (1)
     3(i)-4          Articles of Amendment (1)
     3(i)-5          Amend articles to perpetual (1)
     3(i)-6          Amend name to Kaslo (1)
     3(i)-7          Amend name to Omo Mines (1)
     3(ii)-1         By-laws of Omo Mines (1)
     3(ii)-2         Omo Mines article and by-laws (1)
     3(ii)-3         Original Articles of Incorporation (1)
     99              Certificate of Existence (1)
     4-1             Consulting Agreement, Mark L. Baum (2)
     4-2             Consulting Agreement, Owen M. Naccarato (2)
     4-3             Consulting Agreement, Paul Kessler (2)
     4-4             Consulting Agreement, Barry Clark (2)
     4-5             Consulting Agreement, Barry Clark (3)
     5-0             Amendment to Articles of Incorporation in order
                     to increase authorized number of shares (4)

(1)     Previously filed as an exhibit to the Company's Form 10-SB12G
(SEC File Number 000- 30237) filed on April 6, 2000.
(2)     Previously filed as an exhibit to the Company's Form S-8
(SEC File Number 333-74130) filed on November 29, 2001.
(3)     Previously filed as an exhibit to the Company's Form S-8
(SEC File Number 333-85562) filed on April 5, 2002
(4) Previously filed on Form 8-K (SEC File Number 000-30237) filed on January 8,2003(Subsequent Event to December 31, 2002 calendar year.)

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

                                     Date April 14, 2003

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

                                     By     /s/ Penny Sperry
                                            ---------------------
                                            Penny Sperry, Chief Executive
                                            Officer and Treasurer

                                     Date April 14, 2003

                                     By     /s/ David Boulter
                                            ---------------------
                                            David Boulter, Secretary and
                                            Director

                                     Date April 14, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL AND EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Perry Sperry, certify that:

1) I have reviewed this annual report on Form 10-KSB of Victor Industries, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's certifying officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's certifying officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;


6) The registrant's certifying officer has indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                       VICTOR INDUSTRIES.



Date: April 14, 2003                 By: /s/ Penny Sperry
       ----------------------             --------------------------------------
                                           Penny Sperry, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual Report of Victor Industries. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Penny Sperry, herby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                       VICTOR INDUSTRIES,  INC.


Date: April 14, 2003                 By: /s/ Penny Sperry
       ----------------------             --------------------------------------
                                           Penny Sperry, Chief Executive Officer