Form 10KSB/A
period 2002-12-13
VICTOR INDUSTRIES INC
filed 2003-05-21
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB
                                    Amended

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 2002
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 2003, the Company had 134,721,692 outstanding shares of its common stock, par value $0.0001.

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

We have not recorded any significant revenue for the past two years. Currently, there is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2002, without funding to develop assets and profitable operations.

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

The fourth quarter ending December 31, 2002 marked the first effort by management to generate revenue for Victor Industries, Inc. The distributors responsible for the sales in the fourth quarter failed to produce sales in the opinion of management. Despite advertising on KFI-AM in Los Angeles there was no revenue produced during the winter months. This prompted the management to locate The Lawn & Garden Performance Group and engage Rick Pontz to market ENVIROLIZERtm throughout North America.

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

As of the date of this report, there are no securities authorized to be issued under an equity compensation plan. As of December 31, 2002 there were approximately 650 shareholders of record (in street name) of the Company's common stock.

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

     March 14, 2002 we issued 100,000 shares to JL Consulting for accounting and bookkeeping services.
     April 15, 2002 we issued 1,0000,000 shares to Carson Coleman for services rendered pursuant to a signing bonus for his calendar 2002 employment agreement.
     April 24, 2002 we issued 500,000 shares to David Boulter for consulting services
     May 3, 2002 we issued 10,000,000 shares to Ryan Pellett, Nicole Pellett and Katy Pellett for conversion of $1,000,000 in debt related loans made to the company
     July 7, 2002 we sold 1,000,000 shares to Steve Purdy at $0.01 per share September 3, 2002 we sold 1,200,000 shares to Covenant Keepers at $0.01 per share
     October 1, 2002 we sold 15,000,000 shares to Forest Minerals at $0.005 per share and received a subscription receivable
     December 9, 2002 we sold 1,000,000 shares to Tom Linton at $0.004 per share December 9, 2002 we sold 1,000,000 shares to Jim Wright at $0.004 per share December 9, 2002 we issued LJM Enterprises 625,000 shares for bookkeeping services.
     December 9, 2002 we issued Penny Sperry 7,500,000 shares for conversion of $30,000 in debt related to loans made to the Company.

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

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overall Operating Results

We did not have any zeolite sales or sales of any Company products for the year ended December 31, 2002. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $536,257 for the current year and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the patent application process as well as compliance costs incurred with filing requirements with the SEC. The comparable operating expenses for the prior year were $500,421. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10SB12G as well as general business development; management fees paid to our Chief Executive Officer in lieu of wages; licenses and fees for registering our securities; professional fees for legal and accounting fees for completing our quarterly filing requirements for the Securities and Exchange Commission; travel expenses for marketing and attending trade shows and non-cash charges for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss for the year ended December 31, 2002 of $536,257 as compared to a net loss of $500,421 for the year 2001. These losses were attributable to the aforementioned operating expenses.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victor Industries, Inc. as of December 31, 2002, and the results of its operations, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Wong Johnson & Associates
A Professional Corporation

Temecula, California
April 22, 2003

                            VICTOR INDUSTRIES, INC.
                                 BALANCE SHEETS
                               AS OF DECEMBER 31,


                                                        2002            2001
                                                     ----------      ----------
                                     ASSETS

Current Assets:

Cash and equivalents                                 $    1,190      $  166,409
Account Receivable-Related Party                         -                2,858
Note Receivable-Related Party                            26,558          27,500

Prepaid Expense                                             -               800
                                                     ----------      ----------
                                                         27,748         197,567
                                                     ----------      ----------
Property and Equipment, net                               8,223           9,043
                                                     ----------      ----------

   Total Assets                                       $  35,971      $  206,610
                                                     ==========      ==========


                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses                $   70,759      $   40,719
Note  Payable - Related Party                            26,634           3,800
                                                     ----------      ----------
                                                         97,393          44,519
Other Liability - Shareholder Loan                       -              117,500
                                                     ----------      ----------
Shareholders' Equity (DEFICIT):

Common Stock, $.0001 par value,
  200,000,000 shares authorized;
  121,721,692 & 70,938,692 shares
  issued and outstanding                                 12,172       3,546,935
Subscription  Receivable                                (65,000)        (25,000)

Additional Paid-In Capital                            4,062,528          57,521
Accumulated Deficit                                  (4,071,122)     (3,534,865)
                                                     ----------      ----------
   Total Shareholders Equity (Deficit)                  (61,422)         44,591
                                                     ----------      ----------
   Total Liabilities and Shareholders' Equity         $  35,971      $  206,610
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

Weighted average number of shares
  outstanding                               91,467,192           59,885,442

Net loss per share                             $(.0059)         $ (.0083563)
                                           ===========          ===========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      F-4


                            VICTOR INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31

                                                    2002                 2001
                                                -----------          -----------

Cash Flows From Operating Activities:

     Net Loss                                   $ (536,257)         $ (500,421)
     Add back item not effecting cash  -
     Depreciation                                    2,972               2,542
     Stock issued in payment of services           410,245             331,126
                                                -----------          -----------
            Cash used in operations               (123,040)           (166,753)
                                                -----------          -----------
(Increase) Decrease in assets:

     Note receivable
     Property and Equipment                        28,800                 (993)
                                                   (1,864)              (2,858)

     Prepaid Expense                                 -                    (800)
                                                -----------          -----------
                                                   26,936              (29,651)
                                                -----------          -----------
Increase (decrease) in liabilities:
     Accounts payable and accrued expenses         43,148               14,590
     Notes Payable                                (97,444)             (91,200)
     Loans from shareholder                       (74,819)              35,479
                                                -----------          -----------
                                                 (129,115)             (41,131)
                                                -----------          -----------
            Cash applied to operations           (225,219)            (237,535)
                                                -----------          -----------
Cash Flows From Financing Activities:

     Sales of Common Stock                         60,000              210,000
     Issuance of Common Stock in Payment of Debt     -                 190,000
                                                -----------          -----------
                                                   60,000              400,000
                                                -----------          -----------
Net (Decrease) Increase in cash                  (165,219)             162,465
Cash-Beginning                                    166,409                3,944
                                                -----------          -----------
Cash-Ending                                      $  1,190            $ 166,409
                                                ===========          ===========

Supplemental Disclosures:

Interest Paid                                           0                   0
Taxes Paid                                              0                   0

Noncash Transactions:

Stock issued for debt                            $130,000
Stock issued for expenses                        $454,200


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                      F-5


                            VICTOR INDUSTRIES, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001


                                      Number                      Additional
                                     Of Common       Common        Paid In       Accumulated
                                      Shares         Stock         Capital         Deficit           Total
                                    ----------     ----------     ----------     -----------       ---------
Balance at December 31, 2000        48,832,192      2,442,059       431,272      (3,034,444)        (161,113)

Net Loss for 2001                                                                  (500,421)        (500,421)

Shares Issued for Services           6,631,500        331,126                                        331,126

Shares Issued in Payment
  of Loan to Shareholder             4,750,000        237,500       (142,500)                         95,000

Shares Issued in Payment
  of Note to Forest Minerals         4,750,000        237,500       (142,500)                         95,000

Shares Issued for Cash
  from Unissued Shares               1,600,000         80,000        (45,000)                         35,000

Shares Sold at $.04 per share
  Per S-8 Registration               4,375,000        218,750        (43,750)                        175,000
                                    ----------     ----------     ----------     -----------       ---------

Balance at
  December 31, 2001                 70,938,692     $3,546,935     $   57,522     $(3,534,865)      $  69,592
                                    ==========     ==========     ==========     ===========       =========

Shares Cancelled                    (2,592,000)        (2,592)      (127,000)                        129,592

Par Value conversion to .0001                     (3,380,500)      3,380,500

Shares issued for expenses          34,175,000         3,417         603,183                         606,700

Shares sold at $.01 per share        2,200,000           220          51,780                          52,000

Shares sold at $.04 per share        2,000,000           200           7,800                           8,000

Shares sold as Subscription         15,000,000         1,500          73,500                          75,000
    Receivable

Subscription Receivable                             (65,000)

Net Loss for 2001                                                                   (536,257)       (536,257)

Balance at
  December 31, 2002                 121,721,692      (12,172)       4,062,528     (4,071,122)      $  61,422
                                    ===========     ==========     ==========     ===========       =========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. ACCOUNTING POLICIES AND OPERATIONS

Organization

Victor Industries, Inc., was incorporated on January 19, 1926 as Omo Mines Corporation under the Laws of the State of Idaho. On November 14, 1936, the name was changed to Kaslo Mines Corporation. On December 24, 1977, the name was changed to Victor Industries, Inc. The Company's year ends on December
31st.

Nature of Business

The company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations.

Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently developing a product using zeolite which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has realized no revenues for the years ended 2002 and 2001.The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho.

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

Use of Estimates

In preparing financial statements generally accepted in the United States of America in conformity with accounting principles management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Signifigant estimates made by management and among others of long term assets and deffered taxes.

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

                            VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

                            VICTOR INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


3. COMMITMENTS AND CONTINGENCIES


Operational Costs

At December 31, 2002 the company was leasing office space at 4830 North Warnath Road, Missoula Montana from a shareholder and director at $500 per month to the Company.

Employment Contracts

At December 31, 2001 there are no employment contracts issued, outstanding or in process by the Company.

Legal

At December 31, 2002 the Company is not a party to any legal action in the ordinary course of business or in any other manner. (See Subsequent Events below)

4. Capital Structure

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