Form 10QSB
period 2003-03-31
VICTOR INDUSTRIES INC
filed 2003-05-21
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2003 or
[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to______________.

                  ____________________________________________

                           Commission File No. 0-25388

                         VICTOR INDUSTRIES, INCORPORATED
                 (Name of small business issuer in its charter)
                  _____________________________________________

            Idaho                                        91-078484114
     (State or other Jurisdiction                       (IRS Employer
  of Incorporation or Organization)                  Identification Number)
                  _____________________________________________

                             4810 North Wornath Road
                           Missoula, Montana     59804
             (Address of Principal Executive Offices)     (Zip Code)

Issuer's Telephone Number (406) 251-8501

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2003 the Company had outstanding 134,721,169 shares of its common stock, par value $0.0001.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

This Form 10-QSB consists of 20 Pages.

                                TABLE OF CONTENTS
                            FORM 10-QSB ANNUAL REPORT
                            _________________________

                         VICTOR INDUSTRIES, INCORPORATED

Section                        Heading                                  Page
                                                                        ----

Part I                   Financial Information

Item 1                   Financial Statements                            3
                         Balance Sheets at December 31, 2002
                         and March 31, 2003 (Unaudited)                  5
                         Statement of Operations (Unaudited)
                         for the three months ended
                         March 31, 2002 and 2003                         6
                         Statement of Cash Flows (Unaudited)
                         for the three months ended
                         March 31, 2002 and 2003                         7
                         Notes to Financial Statements                   8
Item 2                   Management's Discussion and
                         Analysis of Financial Condition and
                         Results of Operations                          13
Item 3                   Quantitative and Qualitative
                         Disclosures about Market Risk                  14
Item 4                   Controls and Procedures                        15

Part II                  Other Information

Item 1                   Legal Proceedings                              16

Item 2                   Changes in Securities and
                         Use of Proceeds                                17
Item 3                   Defaults Upon Senior Notes                     18
Item 4                   Submission of Matters of a Vote
                         to Security Holders                            18
Item 5                   Other Information                              18
Item 6                   Exhibits and Reports on Form 8-K               18

                         Signatures                                     19
                         Sarbanes-Oxley Certification                   20

                                     Item 1.
                         Victor Industries, Incorporated

                        Consolidated Financial Statements
                           For the Three Months Ended
                                 March 31, 2003
                                   (Unaudited)

                         Victor Industries Incorporated


                               Financial Statements

                                 March 31, 2003

                        ________________________________

                                    CONTENTS
                        ________________________________


Balance Sheets                         1 - 2

Statements of Operations                 3

Statements of Cash Flows               4 - 5

Notes to Financial Statements          6 - 22

Victor Industries, Inc. Comparative Balance Sheet as of December 31, 2002 and March 31, 2003 (See Footnotes Below)


March 31 and December 31,                          2003                2002
                                                (Unaudited)         (Audited)
-----------------------------------------------------------------------------
ASSETS

Current assets
     Cash                                        $  -               $  1,190
     Note Receivable - Related Party             $  30,358          $ 26,558
                                                 ----------------------------
          Total current assets                      30,358            27,748

     Other Assets:
           Property and Equipment                    8,223             8,223
----------------------------------------------------------------------------
     Total Assets                                $  38,581         $  35,971
----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Bank Overdraft                               $    334             -
     Accounts Payable and Accrued Expenses          41,840            70,759
     Notes Payable - Related Party                  43,364            26,634
          Total Current Liabilities                 85,538            97,393
----------------------------------------------------------------------------
Long Term Liabilities                                -                  -
      Notes Payable to Shareholders                  -                  -

          Total Liabilities                         85,538           194,786
----------------------------------------------------------------------------
Stockholders' Deficit
     Common Stock, $.0001
     par value, 1,000,000,000
       shares authorized, 134,721,169
       and 121,721,169 shares issued
       and outstanding at March 31, 2003
       and December 31, 2002.                       13,472            12,272
     Subscription Receivable                       (54,200)          (65,000)
     Additional Paid in Capital                  4,211,584         4,062,528
     Accumulated Deficit                        (4,217,813)       (4,071,122)
----------------------------------------------------------------------------
          Total Stockholders' Deficit               38,581           (61,422)
----------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit      $  38,581         $  35,971
----------------------------------------------------------------------------

Victor Industries, Inc.
Comparative Statement of Operations
For the three months ended March 31, 2003 and March 31,2002
(See Footnotes Below)

                                          Period from            Period from
                                        January 1, 2003        January 1, 2002
                                      to March 31, 2003       to March 31, 2002
                                         (Unaudited)             (Unaudited)
-------------------------------------------------------------------------------
Revenue                                    $   -                $   -

Total Revenue                                  -                    -
----------------------------------------------------------------------------
Costs and Expenses
     Selling and administrative              86,007               80,528
     Interest                                  -                     201
----------------------------------------------------------------------------
          Total Costs and Expenses           86,007               80,728
----------------------------------------------------------------------------
Net Loss                                    (86,007)             (80,728)
----------------------------------------------------------------------------
Retained Deficit at Beginning
of Period                              $ (4,071,122)          (3,534,865)
Retained Deficit at End of Period        (4,131,806)          (3,615,593)
Loss Per Share- Basic and Diluted             (0.00)               (0.00)
Weighted average shares outstanding      95,800,092           80,728,000

Victor Industries, Inc. Comparative Statement of Cash Flows
For the three months ended March 31, 2003 and March 31,2002
(See Footnotes Below)

                                          Period from            Period from
                                        January 1, 2003        January 1, 2002
                                      to March 31, 2003       to March 31, 2002
                                         (Unaudited)             (Unaudited)
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                $ (86,007)            $ (80,728)
   Stock issued in payment of services        65,000                  -
   Net cash used by operating activities     (21,007)              (80,728)
-------------------------------------------------------------------------------
     Increase (decrease) in Liabilities
           Accounts Payable and
           Accrued Liabilities                   147                (2,824)
-------------------------------------------------------------------------------
     Cash Applied to Operating Activities    (20,860)              (83,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Provided (Used) by
           Investing Activities                 -                   (2,202)
           Net cash used by
           investing activities                 -                   (2,202)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (Repayments) from
     Shareholder Loans                        20,765               (16,089)
     Net cash provided by
     financing activities                     20,765               (16,089)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and
cash equivalents                                 (95)             (101,843)
Cash (overdraft) at beginning of period         (239)             (166,409)
-------------------------------------------------------------------------------

Cash (overdraft) at end of period            $  (334)               64,566

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Stock Issued for payment of
      Shareholder loans                      $65,000               $  -

Victor Industries, Inc. Notes to Financial Statements (Unaudited)

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

Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently developing a product using zeolite which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has realized no revenues.The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the company has incurred continuing operating losses and has an accumulated deficit of $4,217,813 and negative working capital as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2003 and the statements of operations and cash flow for the three month period ended March 31, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is include in the Company's annual report on Form 10-KSB.

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

CAPITAL STRUCTURE

In the second quarter of 2002, the Company changed its par value per share from $0.05 to $0.0001 per share resulting in a $3,380,500 charge to common stock and a credit to paid in capital.

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

During the first quarter of 2003 the Company issued 13,000,000 shares, at $0.005 per share equaling $65,000, of its common stock as payment of shareholder loans.

4.     RELATED PARTY TRANSACTIONS

During 2002, Penny Sperry, CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. It is anticipated that this amount will be repaid within 2002. Blue Rock minerals, a related party is indebted to the Company in the amounts of $30,358 as of March 31, 2003.

In addition, in the three-month period ending March 31, 2003, Penny Sperry was issued 13,000,000 shares, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance. Also during this same period, she paid legal fees, equaling $65,000, on behalf of the Company.

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

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2002 without funding to develop assets and profitable operations.

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

In the Fourth Quarter of 2002, the Company investigated acquiring businesses outside of the Company's stated business focus. Throughout the third and fourth calendar quarters of 2002, the Company was contacted by various parties ("Acquisition Candidates") that were interested in being acquired by Victor Industries, Inc. In November of 2002, the Company management decided to begin discussions with a number of the aforementioned Acquisition Candidates that had expressed an interest in being acquired by Victor Industries, Inc. As of March 31, 2003, the Company had not reached in definitive agreements with any of the Acquisition Candidates.

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

Competition and Difficulties in Marketing Products.

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

Employees

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

Overall Operating Results

We did not have any zeolite sales for the quarters ended March 31, 2003 or March 31, 2002. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved.

Operating expenses were $86,007 for the current quarter. These expenses were incurred primarily for the following reasons:

- Legal fees of $65,000 incurred for the annual audit and bookkeeping services.
- Accounting fees of $4,670 incurred primarily in conjunction with the aforementioned SEC investigation.
-     Business consulting fees of $9,800.
-     Advertising, promotion and related travel expenses of $4,542.

We incurred a net loss for the current quarter of $86,007 as compared to a net loss of $80,728 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Liquidity and Capital Resources

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. During the quarter ended March 31, 2003 the Company received $20,850 in loans from Penny Sperry, a major shareholder and the Company's Chairman and CEO.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K. None

                         Victor Industries, Incorporated


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    VICTOR INDUSTRIES, INCORPORATED
                    ---------------------------------

(Registrant)

                                /s/ Penny Sperry
Date: May 20, 2003              By: Penny Sperry
                                Chairman of the Board of Directors, CEO and CFO
                                (Principal Accounting Officer)

                         Victor Industries, Incorporated

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Penny Sperry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Victor Industries, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officer has disclosed, based on his most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/Penny Sperry
   Penny Sperry
   Chairman, CEO and CFO