Form 10QSB
period 2003-06-30
VICTOR INDUSTRIES INC
filed 2003-08-27
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

                        Commission File Number 000-30237


                             VICTOR INDUSTRIES, INC.
               --------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003 the Company had outstanding 135,721,692 shares of its common stock, par value $0.0001.

                              TABLE OF CONTENTS



            ITEM NUMBER AND CAPTION                                     PAGE
                                                                        ----

PART I

  ITEM 1.   FINANCIAL STATEMENTS                                          3
  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               11
  ITEM 3.   CONTROLS AND PROCEDURES                                      19


PART II

  ITEM 1.   LEGAL PROCEEDINGS                                            20
  ITEM 2.   CHANGES IN SECURITIES                                        20
  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              20
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          20
  ITEM 5.   OTHER INFORMATION                                            20
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                     CONSOLIDATED COMPARATIVE BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002


                                                    Unaudited        Audited
                                                      As of           As of
                                                     June 30,      December 31,
                                                       2003            2002
                                                   ------------    ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                       $          0    $      1,190
   Accounts Receivable                                    3,248            --
   Note Receivable - Related Party                         --            26,558
   Prepaid rent                                          18,000            --
                                                   ------------    ------------
     Total Current Assets                                21,248          27,748
                                                   ------------    ------------
Other Assets:
   Property and Equipment                                25,966           8,223

Intangible Assets
   Goodwill                                             165,000            --
                                                   ------------    ------------
TOTAL ASSETS                                       $    212,214    $     35,971
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Current Liabilities:
   Bank Overdraft                                  $         62               0
   Accounts Payable and Accrued Expenses                 45,808    $     70,759
   Note Payable - Related Party                          93,998          26,634
   Payroll Taxes & accrued wages                         10,531            --
                                                   ------------    ------------
     Total Current Liabilities                          150,399          97,393
                                                   ------------    ------------
Long-term Liabilities:
   Notes Payable to Shareholders                        165,603            --
                                                   ------------    ------------

TOTAL LIABILITIES                                       316,002         194,786
                                                   ------------    ------------
SHAREHOLDER'S EQUITY

   Common Stock, $0.0001 Par Value,
     1,000,000,000 Shares Authorized and
     135,721,692 Shares Issued at June 30,
     2003 And 121,721,169 Shares Issued at
     December 31, 2002                                   13,572          12,272
   Subscription Receivable                              (54,200)        (65,000)
   Additional Paid-in Capital                         4,296,887       4,062,528
   Accumulated Deficit                               (4,360,047)     (4,071,122)
                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                             (103,788)        (61,422)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $    212,214    $     35,971
                                                   ============    ============


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002



                                                  Unaudited        Unaudited
                                                 Three Months     Three Months
                                                     Ended            Ended
                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------
REVENUE

   Revenue                                       $       6,025    $        --
                                                 -------------    -------------
     Total Revenue                                        --               --
                                                 -------------    -------------
COSTS AND EXPENSES
   Selling and Administrative                           74,966          158,546
   Depreciation and Amortization                          --               --
   Interest                                               --
                                                 -------------    -------------
     Total Costs and Expenses                           74,966          158,546
                                                 -------------    -------------

NET LOSS                                               (68,941)        (158,546)

Retained Deficit at Beginning of Period             (4,291,106)      (3,615,593)

Retained Deficit at End of Period                $  (4,360,047)   $  (3,774,139)
                                                 =============    =============

Loss Per Common Share                            $       (0.00)   $       (0.00)
                                                 =============    =============


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002


                                                   Unaudited        Unaudited
                                                  Six Months       Six Months
                                                     Ended            Ended
                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------
REVENUE

   Revenue                                       $      12,771    $        --
                                                 -------------    -------------
     Total Revenue                                      12,771             --
                                                 -------------    -------------

COSTS AND EXPENSES
   Selling and Administrative                          209,682          239,073
   Depreciation and Amortization                          --               --
   Interest & Other expenses                            31,329              201
                                                 -------------    -------------
     Total Costs and Expenses                          241,011          239,274
                                                 -------------    -------------

NET LOSS                                              (228,240)        (239,274)

Retained Deficit at Beginning of Period             (4,131,807)      (3,534,865)

Retained Deficit at End of Period                $  (4,360,047)   $  (3,774,139)
                                                 =============    =============

Loss Per Common Share                            $       (0.00)   $       (0.00)
                                                 =============    =============


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002


                                                 Unaudited         Unaudited
                                                Six Months        Six Months
                                                   Ended             Ended
                                               June 30, 2003     June 30, 2002
                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                    $    (228,240)    $    (239,274)
   Depreciation                                        1,617              --
                                               -------------     -------------

Cash Used in Operating Activities                   (226,623)         (239,274)

Increase (decrease) in Liabilities

   Accounts Receivable                                (3,248)           25,000
   Demand loan receivable                             30,358              --
   Prepaid expenses                                  (18,000)             (500)

   Accounts Payable & accrued liabilities            (10,885)            8,395
   Demand loans payable                               86,399              --
   Payroll liability                                  10,531              --
                                               -------------     -------------
Cash applied to Operating Activities                (131,469)         (206,379)
                                               -------------     -------------

Provided (Used) by Investing Activities:
   Equipment Additions                               (19,361)           (1,596)
   Goodwill                                         (165,000)             --
                                               -------------     -------------
Net Cash Used by Investing Activities               (184,361)           (1,596)
                                               -------------     -------------
Provided (Used) by Financing Activities:

   Issuance of Common Stock for cash                  10,000           163,100
   Issuance of common stock for expenses               1,300              --
   Proceeds (Repayments) from notes                  165,603          (121,300)
   Increase in Paid in capital                       139,103              --
                                               -------------     -------------
Net Cash Provided (Used) by
  Investing Activities                               316,007           (41,800)
                                               -------------     -------------

Net Increase (Decrease) in Cash                          177          (166,175)

Cash at Beginning of Period                             (239)          166,409
                                               -------------     -------------
Cash at End of Period                          $         (62)    $         234
                                               =============     =============


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

Unaudited Interim Financial Information

The accompanying interim balance sheet as of June 30, 2003 and the statements of operations and cash flow for the three-month period ended June 30, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

Consolidation

The accompanying consolidated financial statements include the accounts of Global Golf Holdings, Inc. and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated.

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

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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


3. CAPITAL STRUCTURE

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

During the second quarter, ended June 30, 2003, the Company sold 1,000,000 shares of common stock at $.0001 per share.

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation. The acquisition calls for the issuance of a $75,000 note for the assumption of debt and 15,000,000 shares of the Company's common stock. New Wave Media Corporation operates The Heat
100.3. com radio station, utilizing a Time Brokerage Agreement.

The Time Brokerage agreement calls for New Wave Media to operate the radio for a period of 96 months with monthly payments starting at $6,000 per month.


4. RELATED PARTY TRANSACTIONS

Penny Sperry, former CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. Forest Mineral advanced $3,800 to the Company for working capital. It is anticipated that this amount will be repaid within 2003. Blue Rock minerals, a related party is indebted to the Company in the amounts of $27,500 and $2,858.

In addition, in the six-month period ending June 30, 2003, Penny Sperry was issued 13,000,000 shares, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance. Also during this same period, she paid legal fees, equaling $65,000, on behalf of the Company through the issuance of the Company's common stock held in her name.

During the second quarter ended June 30, 2003 the Company wrote off as uncollectible $30,358 representing the demand loan receivable from Blue Rock Minerals. A company owned by Mr. Ron Pellett, a former officer and director of New Wave Media.

As of the date of the acquisition of New Wave Media, Ms Penny Sperry resigned as Chairman and CEO of Victor Industries and Mr. Josh Gager, President of New Wave Media, was elected by the board of directors as the new Chairman and CEO.


5. SUBSEQUENT EVENTS

In July the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judical District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against Flinn Broadcasting for monetary damages. The outcome of this case is still in question so no adjustment has been proposed.

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

ENVIROLIZER was formulated around the use of zeolite to absorb the ammonia that is released by animal discharge from large animal feeding operations. We will then utilize the nutrients from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. Because of the absorption capabilities of zeolite, we believe that our fertilizer compound will work effectively for up to three years, depending on the type of crop or plants being fertilized, thereby reducing the need for multiple fertilizer applications every year. The ENVIROLIZER fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus reducing the irrigation cycle. We cannot give any assurances that we will be successful in receiving a patent for our compound or that we will be able to produce a marketable or profitable product. The fourth quarter ending December 31, 2002 marked the first quarter of revenue for Victor Industries, Inc. The distributors responsible for the sales in the fourth quarter failed to produce an acceptable amount of sales in the opinion of management. Despite advertising on KFI-AM in Los Angeles there was no revenue produced during the winter months. This prompted the management to locate The Lawn & Garden Performance Group and engage Rick Pontz to market ENVIROLIZERtm throughout North America. [GRAPHIC OMITTED] Presently, The Lawn & Garden Performance Group has contacted large retailers, distributors, television marketing organizations, and other marketing organizations.

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

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation. The acquisition calls for the issuance of a $75,000 note for the assumption of debt and 15,000,000 shares of the Company's common stock. New Wave Media Corporation operates The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement.

As of the date of the acquisition of New Wave, Ms Penny Sperry resigned as Chairman and CEO of Victor Industries and Mr. Josh Gager, President of New Wave Media Corporation, was elected by the board of directors as the new Chairman and CEO.

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

We currently pay $1,200 per month rent the space for the radio station and Company office space. The lease on the subject space has expired and the Company currently occupies the space on a month to month basis.

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

Overall Operating Results

We did not have any zeolite sales for the quarters ended June 30, 2003 or June 30, 2002. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved.

New Wave Media recognized $12,770 of sales revenue for the period ended June 30, 2003. This represents sales of advertising to the local market.

Operating expenses were $74,966 for the current quarter. These expenses were incurred primarily for the following reasons:

     o    $29,564 of Payroll expense for New Wave Media
     o    Office and studio rent of $27,540
     o    Business consulting fees of $3,422.
     o    Advertising, promotion and related travel expenses of $4,343.

Expenses incurred for the prior year quarter were $158,546 and were incurred primarily for consulting fees reversed through the cancellation of the Company's common stock issued for consulting services in 2001 and subsequently cancelled, which equaled $129,600. We incurred a net loss for the current quarter of $100,270 as compared to a net loss of $158,546 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Operating Losses

We have accumulated approximately $4.3 million of net operating loss carry-forwards as of June 30, 2003, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through stock sales, related parties and a convertible note offering, as there has been no substantial revenue generated to date. During the quarter ended June 30, 2003 the Company received $44,434 in loans from related parties.

We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

In July the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judical District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against Flinn Broadcasting for monetary damages. The outcome of this case is still in question so no financial statement adjustment has been proposed.

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

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to report pro forma expense amounts for the fair market value of stock options newly granted to employees.

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


ITEM 3.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

   31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

   32.1    Certification   of  the  Chief  Executive   Officer  pursuant  to  18
           U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

   32.2    Certification   of  the  Chief  Financial   Officer  pursuant  to  18
           U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

   99.A4 Acquisition and Stock Exchange Agreement (previously filed as an exhibit to Form 8-K filed on June 16, 2003)

b. Reports on Form 8-K

   On June 16, 2003 we reported on Form 8-K the following acquisition agreement:

   On June 16, 2003, the Registrant (also referred to herein as "Purchaser") and New Wave Media, Inc. ("Sellers"), a Nevada corporation, closed a transaction related to a certain Agreement ("Agreement") regarding the purchase of all of the issued and outstanding shares of the capital stock of the Sellers. As a result, New Wave Media has become a wholly owned subsidiary of Victor Industries, Incorporated. This Agreeement was approved to be entered into by the Victor Industries, Incorporated Board of Directors on March 15, 2003.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. (Registrant) VICTOR INDUSTRIES, INC.


Date: August 27, 2003                        By: /s/ Josh Gager
                                                 -------------------------
                                                 Josh Gager, President and CEO