Form 10QSB
period 2003-09-30
VICTOR INDUSTRIES INC
filed 2003-12-19
CIK 1056598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2003

                        Commission File Number 000-30237


                             VICTOR INDUSTRIES, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


                         Idaho                     91-078484114
            -------------------------------     -------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)     Identification No.)


             4810 North Wornath, Missoula, Montana         59804
            ----------------------------------------     ----------
            (Address of principal executive offices)     (Zip Code)


      Registrant's telephone number, including area code   (406) 549-2261
                                                           --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003 the Company had outstanding 151,221,692 shares of its common stock, par value $0.0001.

                              TABLE OF CONTENTS



            ITEM NUMBER AND CAPTION                                     PAGE
                                                                        ----

PART I

  ITEM 1.   FINANCIAL STATEMENTS                                          3

  ITEM 2.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS               12

  ITEM 3.   QUANTATIVE DISCUSSION ON MARKET RISK                         19

  ITEM 4.   CONTROLS AND PROCEDURES                                      20


PART II

  ITEM 1.   LEGAL PROCEEDINGS                                            21

  ITEM 2.   CHANGES IN SECURITIES                                        21

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              21

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          21

  ITEM 5.   OTHER INFORMATION                                            21

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                             VICTOR INDUSTRIES, INC.
                     CONSOLIDATED COMPARATIVE BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 and DECEMBER 31, 2002


                                                  Unaudited        Audited
                                                    As of           As of
                                                September 30,    December 31,
                                                    2003             2002
                                                -------------    -------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                    $       8,432    $       1,190
   Note Receivable - Related Party                       --             26,558

                                                -------------    -------------
     Total Current Assets                               8,432           27,748
                                                -------------    -------------
Other Assets:
   Property and Equipment, net                         20,443            8,223

                                                -------------    -------------
TOTAL ASSETS                                    $      28,875    $      35,971
                                                =============    =============

LIABILITIES AND SHAREHOLDERS'  DEFICIT
LIABILITIES

Current Liabilities:

   Accounts Payable and Accrued Expenses        $      79,185    $      70,759
   Notes Payable - Related Parties                    123,385           26,634
   Payroll Taxes & Accrued Wages                       13,325             --
                                                -------------    -------------
     Total Current Liabilities                        215,895           97,393
                                                -------------    -------------
Long-term Liabilities:
      Notes Payable                                    75,981             --
                                                -------------    -------------

TOTAL LIABILITIES                                     291,876           97,393
                                                -------------    -------------

SHAREHOLDERS' DEFICIT

   Common Stock, $0.0001 Par Value,
     1,000,000,000 Shares Authorized and
     151,221,692 Shares Issued at September
     30, 2003 and 121,721,169 Shares Issued
     at December 31, 2002                              15,122           12,272
   Common Stock Unissued                               90,000             --
   Subscription Receivable                            (54,200)         (65,000)
   Additional Paid-in Capital                       4,374,934        4,062,428
   Retained Deficit                                (4,688,857)      (4,071,122)
                                                -------------    -------------
TOTAL SHAREHOLDERS' DEFICIT                          (263,001)         (61,422)
                                                -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $      28,875    $      35,971
                                                =============    =============


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 and SEPTEMBER 30, 2002


                                                  Unaudited         Unaudited
                                                Three Months      Three Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                    2003              2002
                                                -------------     -------------
REVENUE

   Revenue                                      $       9,697     $        --
                                                -------------     -------------
     Total Revenue                                       --                --
                                                -------------     -------------

COSTS AND EXPENSES
   Selling and Administrative                         171,108           249,287
   Goodwill Impairment                                165,000              --
   Depreciation and Amortization                        1,557              --
   Interest and Other Expense                           1,379               447
                                                -------------     -------------
     Total Costs and Expenses                        (339,044)          249,734
                                                -------------     -------------

Loss from Operations                                 (329,347)         (249,734)
                                                -------------     -------------

NET LOSS                                             (329,347)         (249,734)

Retained Deficit at Beginning of Period            (4,359,510)       (3,774,139)

Retained Deficit at End of Period               $  (4,688,857)    $  (4,023,874)
                                                =============     =============

Loss Per Common Share                           $       (0.00)    $       (0.00)
                                                =============     =============

Weighted Average Shares Outstanding               128,159,192        78,792,692
                                                -------------     -------------


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and SEPTEMBER 30, 2002


                                                  Unaudited         Unaudited
                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                    2003              2002
                                                -------------     -------------
REVENUE

   Revenue                                      $      17,287     $        --
                                                -------------     -------------
     Total Revenue                                     17,287              --
                                                -------------     -------------

COSTS AND EXPENSES
   Selling and Administrative                         432,677           534,995
   Goodwill Impairment                                165,000              --
   Depreciation and Amortization                        4,637              --
   Bad Debt Expense-Related Party                      30,358              --
   Interest & Other expenses                            2,350             1,674
                                                -------------     -------------
     Total Costs and Expenses                         635,022           536,670
                                                -------------     -------------

Loss from Operations                                 (617,735)         (536,670)

                                                -------------     -------------
NET LOSS                                             (617,735)         (536,670)

Retained Deficit at Beginning of Period            (4,071,122)       (3,487,204)

Retained Deficit at End of Period               $  (4,688,857)    $  (4,023,874)
                                                =============     =============

Loss Per Common Share                           $       (0.00)    $       (0.00)
                                                =============     =============

Weighted Average Shares Outstanding               128,159,192        78,792,692
                                                -------------     -------------


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and SEPTEMBER 30, 2002

                                                   Unaudited        Unaudited
                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                     2003             2002
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                      $    (617,735)   $    (536,670
   Common Stock Issued for Debt                         65,000             --
   Common Stock Issued for Expenses                    199,106          410,101
   Goodwill Impairment                                 165,000             --
   Depreciation                                          4,637             --
   Bad Debt Expense-Related Party                       30,358             --
                                                 -------------    -------------
Cash Used in Operating Activities                     (153,634)        (100,769)

Increase (decrease) in Assets and Liabilities

   Demand loan receivable                               (3,800)          25,000
   Other Receivables                                    18,421             --
   Deposits                                             18,000             --
   Prepaid Expenses                                       --                800
   Accounts Payable & Accrued liabilities               20,831              (25)
   Demand Loan Payable                                    --            (93,574)
                                                 -------------    -------------
Cash provided (Used) by Operating Activities            53,452          (93,599)
                                                 -------------    -------------

Provided (Used) by Investing Activities:
      Investment in Fixed Assets                        (1,108)          (1,309)
                                                 -------------    -------------
Net Cash Used by Investing Activities                   (1,108)          (1,309)
                                                 -------------    -------------
Provided (Used) by Financing Activities:

      Proceeds Stock Subscription                       10,800           40,000
      Proceeds from Notes Payable                       97,732             --

                                                 -------------    -------------
Net Cash Provided by Financing Activities              108,532           40,000
                                                 -------------    -------------

Net Increase (Decrease) in Cash                          7,242         (155,677)

Cash (Overdraft) at Beginning of Period                  1,190          166,409
                                                 -------------    -------------
Cash (Overdraft)at End of Period                 $       8,432    $      10,732
                                                 =============    =============
Supplemental Disclosures:

Interest Paid                                            2,055              447
Taxes Paid                                                   0                0

Noncash Investing and Financing:

Stock issued for expenses                        $     199,106                0
Stock issued for debt                            $      65,000                0
Acquisition of New Wave Media
     Fair Value of Assets Acquired               $     165,920                0
     Less: Liabilities Assumed                   $        (920)               0
     Issuance of Note Payable                    $     (75,000)               0
     Value of Common Stock                       $     (90,000)               0


            See accompanying notes to Interim Financial Statements.

                             VICTOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1. ACCOUNTING POLICIES AND OPERATIONS

Organization and Business Combination

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

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation, a Nevada corporation ("New Wave Media"). The agreement calls for the issuance of a $75,000 note for the assumption of debt and 15,000,000 shares of the Company's common stock. Based on The Company's closing stock price of $0.06 per common share on March 5, 2003, the purchase price was $165,000 including the issued debt. New Wave Media operates The Heat 100.3. com radio station, utilizing a Time Brokerage Agreement. As of the date of this report the stock has not been issued as a result of the Company's right to rescind the agreement within the first two years if the Time Brokerage agreement is lost or cancelled. Subsequent to quarter end Flinn Broadcasting turned the power off at The Heat 100.3 in Great Falls, MT. The Heat 100.3 is New Wave Media Corporations ( a wholly owned subsidiary of Victor Industries ) first radio station. See Note 5 Subsequent Events.

The Time Brokerage  Agreement  calls for New Wave Media to purchase time on KFLL
(FM) radio in Great Falls, Montana, under the authority granted by the Federal Communications Commission, Washington, D.C. The agreement is for 96 months and calls for monthly payments ranging from $6,000 to $8,000 per month, through February 1, 2011. In addition to the monthly payments, New Wave Media is required to reimburse the licensee for certain operating expenses, incurred in operating KFLL. These expenses would include the studio site lease, general manager, contracts for the engineers and utilities.

In July the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against Flinn Broadcasting for monetary damages. The outcome of this case is still in question so no adjustment has been proposed.

The acquisition was accounted for as a purchase transaction and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $165,000 has been recorded as Goodwill. The results of operations of New Wave Media have been consolidated into the Company from the date of acquisition, March 5, 2003 through September 30, 2003. As a result of the uncertainty regarding the ultimate closure of the radio station, the Company management recorded a $165,000 write-down of Goodwill.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the company has incurred continuing operating losses and has an accumulated deficit of $4,688,857 and negative working capital as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Unaudited Interim Financial Information

The accompanying consolidated financial statements of Victor Industries have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the audited statements included in the Company's Annual Report on Form 10K for the year ended December 31, 2002.

The results of operation for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2003.

Consolidation

The accompanying consolidated financial statements include the accounts of Victor Industries, Inc. and its wholly owned subsidiary, New Wave Media (collectively, The Company). All inter-company accounts and transactions have been eliminated.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management are among others realization of long lived assets, deferred taxes and royalties.

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

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", at the fair market value of the stock issued or the fair market value of the services provided, whichever is the more clearly evident.

Accounting Pronouncements

The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. Due to the closure of Heat 100.3, the Company made an evaluation and recorded a $165,000 write-down of Goodwill.

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

In May 2003, FASB issued  Statement of Financial  Accounting  Standards No. 150,
Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classify and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

         o a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specific or determinable date or upon an event that is certain to occur;

         o a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

         o a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominately on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuers equity shares.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial statements.


3. CAPITAL STRUCTURE

In the second quarter ended June 30, 2002, the Company changed its par value per share from $0.05 to $0.0001 per share resulting in a $3,380,500 charge to paid in capital.

During the year 2002, the Company issued 34,175,000 shares of common stock to various individuals and companies for goods and services rendered at a par value of $.0001 per share. At December 31, 2002 there were no stock options or warrants outstanding.

During the year 2002 the Company sold 2,200,000 shares of common stock at $0.01 per share and 2,000,000 shares at $0.004 per share. In addition the Company sold 15,000,000 shares at $0.005 per share carrying the sale as a subscription receivable. The shareholder is currently making payments on the subscription receivable and management is expecting the balance to be paid by December 31, 2003.

During the first quarter of 2003 the Company issued 13,000,000 shares, at $0.005 per share equaling $65,000, of its common stock as payment of shareholder loans.

During the second quarter, ended June 30, 2003, the Company sold 1,000,000 shares of common stock at $.01 per share.

During the third quarter of 2003 the Company issued 15,500,000 shares of common stock, at $.01 per share, to pay expenses.

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation. The acquisition calls for the issuance of a $75,000 note for the assumption of debt and 15,000,000 shares of the Company's common stock. New Wave Media Corporation operates The Heat
100.3. com radio station, utilizing a Time Brokerage Agreement.

As of the date of this report the stock has not been issued as a result of the Company's right to rescind the agreement within the first two years if the Time Brokerage agreement is lost or cancelled. Flinn Broadcasting has turned the power off at The Heat 100.3 in Great Falls, MT. The Heat 100.3 is New Wave Media Corporation's (a wholly owned subsidiary of Victor Industries) first radio station. See Note 5 Subsequent Events


4. RELATED PARTY TRANSACTIONS

Penny Sperry, former CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. Forest Mineral advanced $3,800 to the Company for working capital. It is anticipated that this amount will be repaid within 2003. Blue Rock Minerals, a related party is indebted to the Company in the amounts of $27,500 and $2,858. During the second quarter ended June 30, 2003 the Company wrote off as uncollectible $30,358 representing the demand loan receivable from Blue Rock Minerals, a company owned by Mr. Ron Pellett, a former officer and director of New Wave Media. Mr. Pellett currently provides consulting services to the Company.

In addition, during the first quarter of 2003, Penny Sperry was issued 13,000,000 shares, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance. Also during this same period, she paid legal fees, equaling $65,000, on behalf of the Company through the issuance of the Company's common stock held in her name.

As of March 5, 2003, Ms. Penny Sperry resigned as Chairman and CEO of Victor Industries and Mr. Josh Gager, President of New Wave Media, was elected by the board of directors as the new Chairman and CEO.

5. SUBSEQUENT EVENTS

During October 2003 the Board of Directors of Victor Industries, Inc. reported that Flinn Broadcasting has turned the power off at The Heat 100.3 in Great Falls, MT. The Heat 100.3 is New Wave Media Corporations ( a wholly owned subsidiary of Victor Industries ) first radio station.

The station has been closed and all employees dismissed.


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

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2002 without funding to develop assets and profitable operations. As of the date of this report, the Company is currently concentrating in the following:

Zeolite Products

We intend to be engaged in the sale and distribution of various forms of zeolite products. Our plan is to contract with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. We plan to then market the packaged and bulk ordered zeolite through distributors and under distributor's private labels.

Our current product plans center on products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being nature's only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry. We are primarily focusing on two zeolite compounds in order to produce revenue. We believe that the two primary sources of nitrate and phosphate pollution are fertilizers and large animal feeding operations.

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

New Wave Media Corporation

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation, a Nevada corporation. The acquisition calls for the issuance of a $75,000 note for the assumption of debt and 15,000,000 shares of the Company's common stock. New Wave Media Corporation operates The Heat 100.3. com radio station, utilizing a Time Brokerage Agreement. As of the date of this report the stock has not been issued as a result of the Company's right to rescind the agreement within the first two years if the Time Brokerage agreement is lost or cancelled. Flinn Broadcasting has once again turned the power off at The Heat 100.3 in Great Falls, MT. The Heat 100.3 is New Wave Media Corporations ( a wholly owned subsidiary of Victor Industries ) first radio station. See Note 5 Subsequent Events.

The Time Brokerage  Agreement  calls for New Wave Media to purchase time on KFLL
(FM) radio in Great Falls, Montana, under the authority granted by the Federal Communications Commission, Washington, D.C. The agreement is for 96 months and calls for monthly payments starting at $6,000 per month.

The acquisition was recorded as a purchase with a recording of $165,000 to Goodwill and the Issuance of a $75,000 note and the assumption of debt. The note is due in one year and accrues interest at the rate of 3% per annum. The results of operations of New Wave Media have been consolidated into the Company from the date of acquisition, March 5, 2003 through September 30, 2003.

In July the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against Flinn Broadcasting for monetary damages. The outcome of this case is still in question so no adjustment has been proposed. Subsequent to September 30, 2003, Flinn Broadcasting has turned the power off at The Heat 100.3 in Great Falls, MT. The Heat 100.3 is New Wave Media Corporation's (a wholly owned subsidiary of Victor Industries) first radio station. We have made the decision not to attempt to gain another injunction and instead exercise our legal rights in court. With the reputation we have gained in the market our plans are to acquire another station. There can be no assurance that we will be successful in accomplishing our goal.

The station has been closed and all employees dismissed.

Product Liability Insurance

We carry no direct product liability insurance, relying instead on the coverage maintained by our distributors and manufacturing sources from whom we obtain product. There is no assurance that this insurance will adequately cover any liability claims brought against us. There also can be no assurance that we will be able to obtain our own liability insurance (should we seek to do so) on economically feasible terms. Our failure to maintain our own liability insurance could materially adversely affect our ability to sell our products in the future. Although no product liability claims have been brought against us to date, if there were any such claims brought against us, the cost of defending against such claims and any damages paid by us in connection with such claims could have a materially adverse impact upon us, including our financial position, results of operations and cash flows.

Competition and Difficulties in Marketing Products

Victor Industries, Inc.

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

New Wave Media Corp.

There are currently 14 radio stations broadcasting to the Great Falls area and The Heat 100.3 is the only station offering contemporary, top 40, music on a full time basis. There is one station that offers a similar programming selection, but only on a part time basis.

Research and Development

The Company is currently not conducting any research programs on its products. There are no plans to engage in further research of ENVIROLIZER's uses and benefits.

Government Regulation

Victor Industries, Inc.

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

New Wave Media Corp.

New Wave Media to  purchased  time on KFLL (FM) radio in Great  Falls,  Montana,
under  the  authority   granted  by  the  Federal   Communications   Commission,
Washington, D.C.

Property

Victor Industries, Inc.

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

New Wave Media Corp.

New Wave Media Corporation operates The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement, which calls for the Company to purchase time on KFLL
(FM) radio in Great Falls, Montana, under the authority granted by the Federal Communications Commission, Washington, D.C. The agreement is for 96 months and calls for monthly payments starting at $6,000 per month.

Employees

Victor Industries, Inc.

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

New Wave Media Corp.

As of September 30, 2003 the Company had 10 full time employees. These employees operate as engineers, radio personalities, administrative staff and executives. The Company also utilizes independent contractors to handle some of the administrative functions. In October 2003 as a result of Flinn turning off the radio signal, management dismissed all employees and is reviewing their current options of legal recovery and the possibility of acquiring a new station.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

We did not have any zeolite sales for the quarters ended September 30, 2003 or September 30, 2002. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved.

New Wave Media recognized $9,697 of sales revenue for the three-month period ended September 30, 2003. This represents sales of advertising to the local market.

Selling and administrative expenses were $177,108 for the current quarter. These expenses were incurred primarily for the following reasons:

     o    $21,783 of payroll expense for New Wave Media
     o    Office and studio rent of $24,967
     o    Business consulting fees of $106,675.
     o    Advertising, promotion and related travel expenses of $2,019.

We incurred a net loss for the current quarter of $329,347 as compared to a net loss of $249,734 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Operating Losses

We have accumulated approximately $4.69 million of net operating loss carry-forwards as of September 30, 2003, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through stock sales, related parties and a convertible note offering, as there has been no substantial revenue generated to date. During the quarter ended September 30, 2003 the Company received $36,283 in loans from related parties.

We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations"
("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. As a result of the uncertainty regarding the ultimate closure of the radio station, the Company recorded a $165,000 Goodwill write-down.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to report pro forma expense amounts for the fair market value of stock options newly granted to employees. In October 2003 as a result of Flinn turning off the radio signal, management is reviewing the stock reserved to acquire New Wave Media Corporation.

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


ITEM 3.  QUANTATIVE DISCUSSION ON MARKET RISK

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay legal and accounting professionals in order to perform services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

In July the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against Flinn Broadcasting for monetary damages. The outcome of this case is still in question so no adjustment has been proposed.

During October 2003 the Board of Directors of Victor Industries, Inc. reported that Flinn Broadcasting has once again turned the power off at The Heat 100.3 in Great Falls, MT. The Heat 100.3 is New Wave Media Corporations ( a wholly owned subsidiary of Victor Industries ) first radio station. We bounced back from the first disruption when Flinn turned us off the second time. We have made the decision not to attempt to gain another injunction and instead exercise our legal rights in court. With the reputation we have gained in the market our plans are to acquire another station. There can be no assurance that we will be successful in accomplishing our goal.


ITEM 2. CHANGES IN SECURITIES

During the third quarter, ended September 30, 2003, the Company issued 15,500,000 shares of common stock, at $.01 per share, to pay expenses.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

         99.A4 Acquisition and Stock Exchange Agreement (previously filed as an exhibit to Form 8-K filed on June 16, 2003)


     b.  Reports on Form 8-K

     On June 16, 2003 we reported on Form 8-K the following acquisition agreement:

     On June 16, 2003, the Registrant (also referred to herein as "Purchaser") and New Wave Media, Inc. ("Sellers"), a Nevada corporation, closed a transaction related to a certain Agreement ("Agreement") regarding the purchase of all of the issued and outstanding shares of the capital stock of the Sellers. As a result, New Wave Media has become a wholly owned subsidiary of Victor Industries, Incorporated. This Agreeement was approved to be entered into by the Victor Industries, Incorporated Board of Directors on March 5, 2003.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     (Registrant): VICTOR INDUSTRIES, INC.

Date:  December 18, 2003


                                               By: /s/  Josh Gager
                                                   -------------------------
                                                   Josh Gager, President and CEO