Form 10KSB
period 2003-12-31
VICTOR INDUSTRIES INC
filed 2004-07-02
CIK 1056598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 000-30237

VICTOR INDUSTRIES, INC.
(Exact name of registrant as specified in charter)

Idaho	1400	91-078484114
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number	(I.R.S. Employer Identification No.)

180 SW HIGGINS AVENUE, MISSOULA, MONTANA		59803
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (406) 531-0188

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

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

Yes {}	No {x}

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statement incorporated by reference in Part 10-KSB or any amendment to this

Form 10-KSB.	{X}

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days: As of June 9,2004, the aggregate market price of the voting stock held by non-affiliates was approximately $2,078,995.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 9, 2004, the Company had 171,655,026 outstanding shares of its common stock, par value $0.0001.

1

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	PAGE

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION	7
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	21
ITEM 10.	EXECUTIVE COMPENSATION	22
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	22
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	22
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	22

2

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

Currently, there is substantial doubt about the Company continuing as a going concern as expressed by the auditors in their audit report on the Company's financial statements as of December 31, 2003, without funding to develop assets and profitable operations.

Our current plans center on products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being nature's only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry. We are primarily focusing on two zeolite compounds in order to produce revenue. We believe that the two primary sources of nitrate and phosphate pollution are fertilizers and large animal feeding operations.

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

The Company has refocused its efforts on sales of ENVIROLIZERtm to confirm the Company’s belief that its revolutionary patent pending technology will effectively absorb ammonia and phosphates from animal waste streams at CAFO ( Concentrated Animal Feeding Operations ) and harvest what would be a truly organic, long lasting, non-leaching fertilizer/ soil amendment. The addition of this product to the soil confers permanent benefits such as using less water, less frequently than possible now while generally enhancing yields.

Additionally, the Company intends to be engaged in the sale and distribution of various forms of zeolite products. The initial stage of our plan was to contract with independent contractors to mine and transport zeolite from properties the contractors own or lease to a contract milling and packaging facility. Then market the packaged and bulk ordered zeolite through distributors and under distributor's private labels. Management has elected, due to the lack of capitalization, not to pursue this strategy of sales, but attempt this course of action upon receipt of additional financing.

Management has retained professional consultants in its application to the General Services Administration (which basically serves as a purchasing agent for the United States federal government ) to list our products on the GSA Advantage website. This intricate process is intended to have our products listed on the GSA site no later than July of 2004. While it is impossible to predict what amount of sales this will generate, the product categories we hope to replace had $10,000,000 in sales during 2003. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales. We also intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

The Company's focus on sales of ENVIROLIZERtm and development of scientific confirmation and real world application of its revolutionary patent pending technology was largely diverted due to the acquisition of New Wave Media Corporation during March 2003.

The requirement for cash flow to continue our sales effort on ENVIROLIZERtm and further our research efforts on absorbing ammonia and phosphates at CAFO turned management's focus to the fastest way to cash flow, which we believed was through the acquisition of New Wave Media Corporation and it's radio station. Positive cash flows and earnings appeared to be a month away when the organization New Wave was leasing the radio frequency from shut the station down. The following month New Wave learned that Arbitron (the entity that rates audience participation for radio and TV stations nationwide) rated New Wave's station the number one station in Great Falls, Montana coveted 18-34 age bracket. This demographic is where large national advertisers (such as Pizza Hut, Burger King, etc.) spend a preponderance of their advertising dollars.

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation. The acquisition called for the issuance of a $75,000 note and 15,000,000 shares of the Company's common stock. New Wave Media Corporation operated The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement.

The Time Brokerage Agreement called for New Wave Media to purchase time on KFLL (FM) radio in Great Falls, Montana, under the authority granted by the Federal Communications Commission, Washington, D.C. The agreement was for 96 months and called for monthly payments starting at $6,000 per month.  As of the date of the acquisition of New Wave Media Corp., Ms Penny Sperry resigned as Chairman and CEO of Victor Industries and Mr. Josh Gager, President of New Wave Media Corporation, was elected by the board of directors as the new Chairman and CEO.

In July 2003, Flinn Broadcasting (“licensee” of the time brokerage agreement) shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003, the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. In October 2003, the licensee again turned the power off at The Heat 100.3 claiming non-payment of the required fees. Management made the decision not to attempt to gain another injunction and instead exercise our legal rights in court. There can be no assurance that we will be successful in accomplishing our goal.

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

COMPETITION AND DIFFICULTIES IN MARKETING PRODUCTS

Victor Industries, Inc.
There is tremendous competition in the commercial fertilizer business. Many of the leading companies have well-established brands that commercial animal feeding operations, farmers and government buyers are familiar with, and which they have successfully used in the past. Many of our competitors are large, well financed organizations that have significant distribution channels already in place. It is very challenging for the Company to establish a new distribution channel for a new product and it is equally difficult to market a new product to consumers who have never used the product. We may not be successful in establishing a market for our product.

New Wave Media Corp.
There are currently 14 radio stations broadcasting to the Great Falls area and The Heat 100.3 was the only station offering contemporary, top 40, music on a full time basis. There is one station that offers a similar programming selection, but only on a part time basis. The station has been closed and all employees dismissed.

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

New Wave Media Corp.
New Wave Media had purchased time on KFLL (FM) radio in Great Falls, Montana, under the authority granted by the Federal Communications Commission, Washington, D.C. The station has been closed and all employees dismissed.

EMPLOYEES

Victor Industries, Inc
We currently have no full time employees.  We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging. Our directors have no contract with the Company and are receiving the Company's common stock as compensation. The directors have agreed to work for no pay until we have achieved positive cash flow from operations. There is no deferment or liability being accrued by us under this arrangement.

New Wave Media Corp.
We currently have no full time employees. The Company also utilizes independent contractors to handle some of the administrative functions. In October 2003, as a result of the licensee turning off the radio signal, management dismissed all employees and is reviewing their current options of legal recovery.

ITEM 2. DESCRIPTION OF PROPERTY

Victor Industries, Inc.
We do not presently own any real property.

Until October 2003, the Company paid $1,200 per month rent the space for the radio station and Company office space. The lease on the subject space had expired and the Company occupied the space on a month-to-month basis.

The Company holds four mining claims. The cost of holding these claims is approximately $400 per year. Two of the mining claims are potential gold claims, however, no work has been undertaken by the Company to determine their value. The two remaining mining claims are zeolite claims. Substantial work has been done by the previous claimant, Allied Chemical, on these claims. Although Company management believes the reserves in its mining claims are substantial (based on work done on these claims by Allied Chemical), given the price of zeolite in the current market the Company does not intend to invest capital to mine its claims.

New Wave Media Corp.
New Wave Media Corporation operated The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement, which calls for the Company to purchase time on KFLL (FM) radio in Great Falls, Montana, under the authority granted by the Federal Communications Commission, Washington, D.C. The agreement is for 96 months and calls for monthly payments starting at $6,000 per month. In October 2003, the licensee turned the power off at The Heat 100.3 claiming non-payment of the required fees. Management made the decision not to attempt to gain another injunction and instead exercise our legal rights in court.

ITEM 3. LEGAL PROCEEDINGS

On February 21, 2002, the U.S. Securities and Exchange Commission filed an action against the Company, certain shareholders and related parties. This action claimed certain illegal acts by the shareholders and related parties. A consent decree was signed to settle the matter and allow the Company to continue its business operations. This action had no financial effect on the Company.

In July 2003,the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003, the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction.

During October 2003, the Board of Directors of Victor Industries, Inc. reported that the licensee has once again turned the power off at The Heat 100.3 in Great Falls, MT. The Company made the decision not to attempt to gain another injunction and instead exercise our legal rights in court.

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

QUARTER ENDED	HIGH	LOW
December 31, 2003	.01	.004
September 30, 2003	.01	.01
June 30, 2003	.06	.02
March 31, 2003	.01	.01
December 31, 2002	.028	.011
September 30, 2002	.22	.025
June 30, 2002	.72	.13
March 31, 2002	1.25	.25

As of the date of this report, there are no securities, authorized to be issued, under an equity compensation plan. As of December 31, 2003 there were approximately 344 shareholders of record (in street name) of the Company’s common stock.

The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Further, most likely our shares will be subject to the provisions of Section 15 (g) and Rule 15g-9 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2003 and 2002, the Company issued securities using the exceptions available under the Securities Act of 1933 including unregistered sales made pursuant to Section 4(2) of the Securities Act of 1933 as follows:

Year Ended December 31, 2002
March 14, 2002 we issued 100,000 shares to JTL Consulting for services
March 31, 2002 we cancelled 2,592,000 shares previously issued in 2001, to Kahn & Associates for marketing services
April 2, 2002 we issued 5,500,000 shares to B. Clark for services
April 2, 2002 we issued 200,000 shares to Mark Baum for legal services
April 15, 2002 we issued 1,000,000 shares to Carson Coleman for services
April 24, 2002 we issued 500,000 shares to David Boulter for services
May 3, 2002 we issued 10,000,000 shares to Penny Sperry for conversion of $100,000 of debt related loans made to the Company.
September 3, 2002 we sold 1,200,000 shares to Covenant Keepers at $0.01 per share
September 30, 2002 we issued 8,000,000 shares to Josh Gager for services
September 30, 2002 we issued 1,750,000 shares to Mark Baum for legal services
October 1, 2002 we sold 15,000,000 shares to Black Star Petroleum at $0.005 per share and received a subscription receivable.  Due to the lack of timely payments, the Company cancelled the agreement and shares not paid for as of December 31, 2003
December 9, 2002 we sold 1,000,000 shares to Tom Linton at $0.004 per share
December 9, 2002 we sold 1,000,000 shares to Jim Wright at $0.004 per share
December 9, 2002 we issued LJM Enterprises 625,000 shares for services
December 9, 2002 we issued Penny Sperry 7,500,000 shares for conversion of $30,000 of debt related loans

Year Ended December 31, 2003
March 31, 2003 we issued Penny Sperry 13,000,000 shares as repayment on a $65,000 loan
June 20, 2003 we issued 1,000,000 shares to Stephen Purdy as repayment of a $10,000 loan
September 30, 2003 we issued 7,000,000 shares to James Vogel for services
September 30, 2003 we issued 7,000,000 shares to Travis Martin for services
September 30, 2003 we issued 1,500,000 shares to Randall Jones to satisfy an outstanding liability

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

Overall Operating Results

We did not have any zeolite sales or sales of any Company products for the year ended December 31, 2003 and 2002. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $245,779 for the current year and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the compliance costs incurred with filing requirements with the SEC and with its application to the General Services Administration to list our products on the GSA Advantage website. The comparable operating expenses for the prior year were $534,776. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10KSB as well as general business development; management fees paid to our Chief Executive Officer in lieu of wages; licenses and fees for registering our securities; professional fees for legal and accounting fees for completing our quarterly filing requirements for the Securities and Exchange Commission; travel expenses for marketing and attending trade shows and non-cash charges for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss for the year ended December 31, 2003 of $476,442 as compared to a net loss of $536,257 for the year ended December 31, 2002. The 2003 losses were attributable to the aforementioned operating expenses, and the discontinued operations of New Wave Media.

Operating Losses

We have accumulated $4,584,583 of net operating loss carry forwards as of December 31, 2003, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is almost a 100% chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards is offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Stock Sold For Cash

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

Fertilizer Business

The Company has refocused its efforts on sales of ENVIROLIZERtm and the funding of research to confirm the Company’s belief that its revolutionary patent pending technology will effectively absorb ammonia and phosphates from animal waste streams at CAFO’s (Concentrated Animal Feeding Operations) and harvest what would be a truly organic, long lasting, non-leaching fertilizer/ soil amendment. The addition of this product to the soil confers permanent benefits such as using less water, less frequently than possible now while generally enhancing yields.

Management has retained professional consultants to assist in the application to the General Services Administration to list our products on the GSA Advantage website. This intricate process is intended to have our products listed on the GSA site no later than July of 2004. While it is impossible to predict what amount of sales this will generate, the product categories we hope to replace had $10,000,000 in sales during 2003. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales.

Additionally, in 2004 Victor Industries intends to introduce additional products, including a potting soil pre-mixed with ENVIROLIZERtm, , an organic version of ENVIROLIZERtm and a twenty pound version.

The Company intends to finance this aspect of its business through cash flow generated from prospective fertilizer sales and through the sale of the Company's common shares.

Acquisitions and Mergers

Victor Industries is interested in acquiring businesses outside of the Company's traditional fertilizer business. In this regard, the Company will continue to explore opportunities that have been presented to the Company from other private and public entities.

In our opinion, the Company will have to raise working capital from outside sources during the next twelve months to meet our obligations and commitments as they become payable. Historically, we have been successful in our efforts to secure working capital from private placements of common stock and loans from private investors.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

Forward-Looking Information

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in the management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include:(i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

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

ITEM 7. FINANCIAL STATEMENTS

VICTOR INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2003 AND 2002

F-1

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Victor Industries, Inc.
Missoula, Montana

We have audited the accompanying consolidated balance sheets of Victor Industries, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, of stockholders’ deficiency and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victor Industries, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has negative working capital and stockholders’ deficit. These factors raise substantive doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WONG JOHNSON & ASSOCIATES
A Professional Corporation
Temecula, California
May 22, 2004

F-2

VICTOR INDUSTRIES, INC.
Consolidated Balance Sheet

December 31,	2003	2002

Assets
Current Assets:
Cash	$106	$1,190
Prepaid Expenses	105,000	-
Demand Loan Receivable	-	26,558

Total Current Assets	105,106	27,748
Property and Equipment, net	5,198	8,223

Total Assets	$110,304	$35,971

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts Payable and Accrued Expenses	$106,028	$22,422
Notes Payable-Related Parties	91,789	26,634
Liabilities, net of assets, of discontinued operations-New Wave Media	161,213	-

Total Current Liabilities	359,030	49,056

Long Term Liabilities:
Total Liabilities	359,030	49,056

Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000
shares authorized, 151,221,692 and 121,721,692 shares issued and outstanding at December 31, 2003 and 2002, respectively	15,122	12,172
Subscription Receivable	-	(65,000)
Additional paid in capital	4,374,934	4,147,884
Accumulated deficit	(4,584,583)	(4,108,141)
Stock held by the Company, at cost-13,000,000 shares	(54,200)

Total stockholders' deficit	(248,726)	(13,085)

Total Liabilities and Stockholders' Deficit	$110,304	$35,971

See Accompanying Notes
F-3

VICTOR INDUSTRIES, INC.
Consolidated Statement of Operations

	Period from
	January 1, 2003	January 1, 2002
	To	To
	December 31, 2003	December 31, 2002
Revenue	$-	$-
Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling and administrative	212,396	531,804
Depreciation and Amortization	3,025	2,972
Bad debt expense-related party	30,358	-

Total Costs and Expenses	245,779	534,776

Loss from operations	(245,779)	(534,776)
Interest and Other Expenses	(867)	(1,481)

Net loss from continuing operations	(246,646)	(536,257)

Discontinued operations
Loss from operations of New Wave Media, for the period ended December 31, 2003	(229,796)	-

Net Loss	$(476,442)	$(536,257)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$(0.00)	$(0.01)
From discontinued operations	$(0.00)	$-

Total (loss) earnings per share	$(0.00)	$(0.01)

Weighted Average Shares	135,930,025	91,467,192

See Accompanying Notes
F-4

VICTOR INDUSTRIES, INC.

Consolidated Statement of Stockholders' Deficiency

			Paid	Stock			Total
	Common	Common	In	Held By	Subscription	Accumulated	Stockholders'
	Shares	Stock	Capital	Company	Receivable	Deficit	Deficit
Balance at December 31, 2001	70,938,692	$3,546,935	$57,522		$-	$(3,571,883)	$32,773
Shares Cancelled	(2,592,000)	(259)	(123,542)				(123,801)
Par Value Conversion		(3,540,041)	3,540,041				-
Shares Issued for Debt	17,500,000	1,750	128,250				130,000
Shares Issued for Expenses	17,675,000	1,767	452,433				454,200
Shares Sold at $.01 per share	1,200,000	120	11,880				12,000
Shares Sold at $.004 per share	2,000,000	200	7,800				8,000
Shares Sold at $.005 per share	2,000,000	200	9,800				10,000
Shares Sold as Subscription Receivable-held by the Company	13,000,000	1,300	63,700		$(65,000)		-
Net loss						(536,257)	(536,257

Balance at December 31, 2002	121,721,692	12,172	4,147,884		(65,000)	(4,108,141)	(13,085)
Issued for payment of debt	14,000,000	1,400	73,600				75,000
Issued for services	15,500,000	1,550	153,450				155,000
Payment on Subscription					10,800		10,800
Subscription cancellation-stock held by the Company				$(54,200)	54,200
Net Loss						(476,442)	(476,442)
Balance at December 31, 2003	151,221,692	$15,122	$4,374,934	$(54,200)	$-	$(4,584,583)	$(248,726)

See Accompanying Notes

F-5

VICTOR INDUSTRIES, INC.

Consolidated Statement of Cash Flows

	Period from
	January 1, 2003	January 1, 2002
	To	To
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net loss	$(476,442)	$(536,257)
Loss from discontinued operations -New Wave Media	229,796	-

Net loss continuing operations	(246,646)	(536,257)
Adjustments to reconcile net loss to net cash used by operating activities, net of effects from discontinued operations:
Depreciation and amortization	3,025	2,972
Bad debt expense-related party	30,358	-
Expenses paid by issuance of common stock	155,000	454,200

Cash Used by Operating Activities	(58,263)	(79,085)

Increase (decrease) in Assets and Liabilities
Note receivable	-	28,800
Prepaid expenses	(105,000)	-
Accounts payable and accrued liabilties	83,606	29,193

Cash Used by Operating Activities	(79,657)	(21,092)
Cash Provided by Discontinued Operations	(8,638)	-

Net Cash Used by Operating Activities	(88,295)	(21,092)

Cash Used by Investing Activities
Investment in Fixed Assets	-	(1,864)

Cash Used by Investing Activities	-	(1,864)

Cash Provided (Used) by Financing Activities
Sale of common stock	-	30,000
Payment on stock subscription	10,800	-
Proceeds (repayments) from Notes Payable	76,411	(97,444)
Loans from Shareholders	-	(74,819)

Cash provided (used) by financing activities	87,211	(142,263)

Net decrease in cash	(1,084)	(165,219)

Cash at beginning of period	1,190	166,409

Cash at end of period	$106	$1,190

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$449
Taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$75,000	$130,000
Common stock issued for services	155,000	454,200
Acquisition of New Wave Media Corporation
Fair Value of Assets Acquired	165,920	-
Less: Liabilities Assumed	(920)	-
Issuance of Note Payable	(75,000)	-
Value of Common Stock	(90,000)	-

See Accompanying Notes
F-6

VICTOR INDUSTRIES, INC.
Notes to Consolidated Financial Statements
December 31, 2003

1.   ACCOUNTING POLICIES AND OPERATIONS

Organization and Business Combination

Victor Industries, Inc. was originally organized under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.   The Company's year ends on December 31st.

The Company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations. Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently developing a product using zeolite, which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has realized no revenues from zeolite products during the years ended December 31, 2003 and 2002.The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho.

On March 5, 2003, the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation, a Nevada corporation ("New Wave Media"). New Wave Media operates The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement. The Time Brokerage Agreement calls for New Wave Media to purchase time on KFLL (FM) radio in Great Falls, Montana.

During July 2003, the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003, the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against the licensee for monetary damages.

During October 2003, the Board of Directors of Victor Industries, Inc. reported that the licensee once again turned the power off at The Heat 100.3 in Great Falls, MT. The Company has made the decision not to attempt to gain another injunction and instead exercise their legal rights in court. The outcome of this case is still in question so no adjustment has been proposed.

The acquisition of New Wave Media Corp.was accounted for as a purchase transaction and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $113,850 has been recorded as goodwill. The results of operations of New Wave Media have been consolidated into the Company from the date of acquisition, March 5, 2003. As a result of the uncertainty regarding the ultimate closure of the radio station, Company management recorded a $113,850 write-down of goodwill and decided to rescind the agreement with New Wave Media and therefore, not issue the 15,000,000 common shares reserved for the purchase of New Wave Media. (See Notes 3 & 4)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred continuing operating losses and has an accumulated deficit of $4,584,583 and negative working capital of $253,924 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Victor Industries and its wholly owned subsidiary, New Wave Media (collectively the "Company"). All inter-company accounts and transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue when a commercial is played on the radio station.

Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management are among others the valuation of long-term assets and deferred taxes.

Fair Value of Financial Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards.  (“SFAS”) No.107 "Disclosures about Fair Value of Financial Statements" SFAS No. 107 requires disclosure of estimated values for all financial instruments for which it is practicable to estimate. The carrying amount of the Company's financial instruments, as of December 31, 2003, approximate their respective fair values, due to their short maturity. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party notes payable is not determinable.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives used in determining depreciation are three to seven years for furniture and equipment.

We do not presently own any real property. The Company currently holds four mining claims. The cost of holding these claims is approximately $400 per year. None of these claims are currently in operation. If we begin operating these claims we will be renting space at the claim site.

Accounting for Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In that case, if the sum of the expected future cash flows is less than the carrying amount of the assets, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

Income Taxes
The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation
SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation.

The Company determined that it will not change to the fair value method and will continue to use the implicit value based method for stock options issued to employees and will disclose the pro forma effect of using the fair value based method to account for its stock-based compensation.

Issuance of Stock for Services
Shares of the Company’s common stock issued for services are recorded in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”, at the fair market value of the stock issued or the fair market value of the services provided, whichever is the more clearly evident.

Loss Per Common Share
SFAS No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock

Comprehensive Income
SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income, foreign currency translation adjustments, changes in market values of future contracts that qualify as a hedge, and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company does have components of comprehensive income as defined by SFAS No. 130 and therefore, for the years ended December 31, 2003 and 2002, comprehensive income is equivalent to the Company’s net loss.

Segment and Geographic Information
SFAS No. 131 "Disclosures about Segments of and Enterprise and Related Information" requires that companies report certain information about operating segments, products services and geographical areas in which they operate and their major customers. The Company evaluated SFAS No. 131 and determined that during the 2003 calendar year the Company had two operating business segments, Victor Industries zeolite fertilizer and New Wave Media Radio station, The Heat 100.3.  Due to the closure of the radio station, New Wave Media Radio's operating results are segregated and reported as discountinued operations.

Other Accounting Pronouncements
In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful like. As a result of the uncertainty regarding the ultimate closure of the radio station, Company management recorded a $113,850 write-down of goodwill during 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 did not have a material affect on the Company’s results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The closure of the radio station has been accounted for as a discontinued operation.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it did not have a material effect on the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No.146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Implementation of SFAS No. 146 did not have a material effect on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation – Transition and Disclosure." This statement amends SFAS No.123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company will continue to show pro forma disclosure related to the expense attributable to the fair market value of stock options granted to employees.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company does not expect the adoption of SFAS No. 150 will have a material impact on its financial position, cash flows or results of operations.

Reclassifications
Certain balance sheet amounts reported for the year ended December 31, 2002, have been reclassified in stockholders deficit to conform to the 2003 presentation. These reclassifications did not affect the ending balance for the periods then ended.

3.   ACQUISITION OF NEW WAVE MEDIA CORPORATION AND DISPOSITION OF THE RADIO OPERATIONS

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation, a Nevada corporation ("New Wave Media"). The agreement calls for the issuance of a $75,000 note and 15,000,000 shares of the Company's common stock. Based on the Company's closing stock price of $0.006 per common share on March 5, 2003, the purchase price was $165,000 including the issued debt. New Wave Media operates The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement.  The agreement allowes the Company to rescind the agreement and not issue the 15,000,000 shares within the first two years, if the Time Brokerage Agreement is lost or cancelled.

The Time Brokerage Agreement calls for New Wave Media to purchase time on KFLL (FM) radio in Great Falls, Montana, under the authority granted by the Federal Communications Commission, Washington, D.C. The agreement is for 96 months and calls for monthly payments ranging from $6,000 to $8,000 per month, through February 1, 2011. In addition to the monthly payments, New Wave Media is required to reimburse the licensee for certain operating expenses, incurred in operating KFLL. These expenses included the studio site lease, general manager, contracts for the engineers and utilities.

In July 2003, the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against the licensee for monetary damages.

During October 2003, the Board of Directors of Victor Industries, Inc. reported that the licensee once again turned the power off at The Heat 100.3 in Great Falls, MT. The Company has made the decision not to attempt to gain another injunction and instead exercise our legal rights in court.

The acquisition was accounted for as a purchase transaction and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $113,850 has been recorded as goodwill. The results of operations of New Wave Media have been consolidated into the Company from the date of the acquisition, March 2003. As a result of the uncertainty surrounding the ultimate closure of the radio station, the Company recorded a $113,850 impairment of goodwill. Additionally, the Company decided to exercise its option to rescind the acquisition agreement since the Time Brokerage Agreement was terminated within the first two years. Therefore, the issuance of 15,000,000 shares of the Company’s common stock with an estimated value of $90,000 was cancelled and recorded as a reduction to impairment of goodwill.

The closure of the radio station has been accounted for as a discontinued operation and accordingly, its operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statement of Operations.

The Condensed Consolidated Statement of Operations relating to the radio station for the period ended December 31, 2003 is presented below:

Revenues	$23,805
Selling, general and administrative expenses	(198,479)
Impairment of goodwill, net of common stock unissued	(23,850)
Bad debt – related party	(15,116)
Interest expense	(1,716)
Estimated loss on disposal	(14,440)

Net loss	$(229,796)

As of December 31, 2003, the estimated loss on disposal of $14,440 includes the writedown of computer equipment and software to estimated net realizable value. No deferred tax benefit is included in the consolidated financial statements since carryforward losses exceed the amount of net timing differences.  The assets and liabilities that remain after the closure of the radio station are accounted for as net liabilities related to discontinued operations in the December 31, 2003 Consolidated Balance Sheet. A summary of these net liabilities as of December 31, 2003 is as follows:

Cash	$12
Accounts payable and accrued expenses	(40,615)
Notes payable	(120,610)

Total net liabilities related to discontinued operations	$(161,213)

Notes payable are summarized as follows:

Demand notes payable, non-interest bearing payable upon demand	$45,560
3% Convertible Preferred Note payable in connection with acquisition of New Wave Media Corporation, due March 5, 2004	75,050

Total Notes Payable	$120,610

At the time of maturity, the convertible preferred note and any interest payments due, may be converted into the Company’s common shares at a rate of $0.01 per common share. As of the date of this report, none of the convertible preferred note has been converted to common stock.

4. CAPITAL STRUCTURE

During the year 2003, the Company issued 13,000,000 shares of its $0.0001 par value common stock to Ms. Penny Sperry, former CEO of the Company, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance.

During the year 2003, the Company issued 14,000,000 shares of its $0.0001 par value common stock for consulting services at $0.01 per share with a total value of $140,000. The consulting services are for a one year term ending September 2004. As such, the Company recorded a prepaid expense of $105,000 representing a pro-rata allocation.

During the year 2003, the Company issued 1,500,000 shares of its $0.0001 par value common stock in satisfaction of outstanding consulting fees with a total value of $15,000.

During the year 2003, the Company issued 1,000,000 shares of common stock, to Mr. Stephen Purdy, at $0.0001 per share for a total of $10,000, as payment on his demand loan.

During the year 2003, the Company reserved for 400,000 shares due board members for past services.

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation. The acquisition agreement calls for the issuance of a $75,000 note and 15,000,000 shares of the Company's common stock. New Wave Media Corporation operates The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement.

As a result of the uncertainty regarding the ultimate closure of the radio station, Company management decided to rescind the agreement with New Wave Media and therefore, not issue the 15,000,000 common shares reserved for the purchase of New Wave Media.

During 2002, the Company changed its par value per share from $0.05 to $0.0001 per share resulting in a $3,540,041 charge to paid in capital.

During the year 2002, the Company issued 17,675,000 shares of common stock to various individuals and companies for goods and services rendered at a par value of $.0001 per share.

During the year 2002, the Company issued 17,500,000 shares of common stock to Penny Sperry, for the payment of the demand loan advances.

During the year 2002, we cancelled 2,592,000 shares previously issued in 2001, to Kahn & Associates for marketing services

During the year 2002, the Company sold 1,200,000 shares of common stock at $0.01 per share and 2,000,000 shares at $0.004 per share. In addition, during 2002, the Company sold 15,000,000 shares at a price of $0.005 per share and received cash and a subscription receivable.  During 2003, the Company received $10,800 in payment on the subscription receivable.  As of the date of the report June 9, 2004, the Company has elected to cancel the balance of the subscription receivable, as a result of difficulty in collecting the balance of the receivable.

At December 31, 2003 and 2002 there were no stock options or warrants outstanding.

5.   COMMITMENTS AND CONTINGENCIES

Operational Costs

As of December 31, 2003, the Company has no leased office space and maintains it records at the residence of its interim CEO Lana Pope. At December 31, 2002 the Company was leasing office space at 4810 North Wornath Road, Missoula Montana, from a shareholder and director at $500 per month to the Company.

Employment Contracts

At December 31, 2003 there are no employment contracts issued, outstanding or in process by the Company.

Legal
In July 2003, the licensee of the Time Brokerage agreement shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003, the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against the licensee for monetary damages. The outcome of this case is still in question so no adjustment has been proposed.

During October 2003, the Board of Directors of Victor Industries, Inc. reported that the licensee has once again turned the power off at The Heat 100.3 in Great Falls, MT.  We have made the decision not to attempt to gain another injunction and instead exercise our legal rights in court.

6.   RELATED PARTY TRANSACTIONS

During the first-quarter of 2003, Penny Sperry, the Company’s former CEO and Chairman, was issued 13,000,000 shares, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance. At the same time, Ms. Sperry paid legal fees, equaling $65,000, on behalf of the Company through the issuance of the Company’s common stock held in her name.

During 2003, Ms. Sperry advanced the Company approximately $66,411. Outstanding advances are non-interest bearing and are payable upon demand. Such advances are included in Notes Payable to Related Parties.

Additionally, Ms. Sperry entered into a one-year agreement to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $3,000. The consulting services agreement was cancelled upon the resignation of Ms. Sperry during March 2003. As of December 31, 2003, $15,000 in consulting fees is unpaid and is included in Notes Payable – Related Parties.

Subsequent to December 31, 2003, Ms. Sperry advanced the Company an additional $33,878. These advances are non-interest bearing and are payable upon demand.

During the second-quarter of 2003, the Company wrote off as uncollectible $30,358 of loans receivable from Blue Rock Minerals, a company owned by a former officer and director of New Wave Media.

During the fourth-quarter of 2003, the Company wrote off as uncollectible $15,116 of advances to Josh Gager, the Company’s former CEO and Chairman.

7.   INCOME TAXES

Significant components of the provision for taxes based on income for the years ended December 31 are as follows:

	2003	2002
Current
Federal	$-	$-
State	30	30

Total	30	30
Deferred
Federal	-	-
State	-	-

Provision for income taxes	$30	$30

 The accrual for the state taxes has been included in selling and administrative expenses.  A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

	2003	2002
Income tax provisions (benefit) computed
at federal statutory rate	(35.00%)	(35.00%)
State taxes	(7.60)	(7.60%)
Increase in the valuation allowance	42.60%	42.60%

Total	0.00%	0.00%

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2003	2002
Deferred tax asset
Net operating loss carryforwards	$4,584,583	$4,071,122

Deferred tax liability	1,604,604	1,424,893
State income taxes	(30)	(30)

Net deferred tax asset	1,604,574	1,424,863
Valuation allowance	(1,604,574)	(1,424,863)

	$ -	$ -

At December 31, 2003 and 2002, the Company has available $4,584,583 and $4,071,122 in Federal and State net operating loss carryforwards available to offset future federal and state income taxes, respectively, which begin to expire in 2016.

8.   SUBSEQUENT EVENTS

The Company offered 22,000,000 shares of its common stock, at $0.004 per share, to various individuals for consulting and legal services performed on the Company's behalf. This issuance of shares is being made pursuant to a Consulting and Legal Services Plan adopted by the Board of Directors on January 5, 2004. The Board has equated this number of shares to the value of the legal or consulting services provided or to be provided by these individuals. The shares issued hereunder to eligible participants who are not affiliates of the Company as defined in Rule 405 of the Securities Act will not be subject to any resale restrictions. The Plan is not qualified under ERISA.

On April 22, 2004, the Company announced its intention to reduce their authorized shares from one billion to three hundred million.  In June 2004, the Board  reviewed its future plans of expansion and elected not to proceed with the reduction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the year ended December 31, 2002 the Company changed accountants to Wong Johnson & Associates, A Professional Corporation, as a direct result of the previous auditor not performing further services for publicly held clients. This appointment has been approved by the Board of Directors, but is still pending shareholder approval.

There were no disagreements with David Tow, CPA during the past two most recent years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

Registrant has provided David Tow with a copy of the disclosures Registrant is making in this Form10-KSB in response to the disclosures required by Regulation S-B, Item 304(a). David Tow has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item.

ITEM 8A: CONTROLS AND PROCEDURES

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures were inadquate during the calendar year, and the new management has addressed this controls and are now effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls over Financial Reporting. During the period covered by this annual report, there have been significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our interim Chief Executive Officer, Treasurer and director is Lana Pope. Ms. Pope is 51 years old and has served as our corporate accountant since April 2000. Lana J. Pope is a Missoula, MT native and has lived here all but 10 months of her life.  She has owned & operated L.J.M. Enterprises, a bookkeeping and tax service since November 1989.  Previously to L.J.M., she worked as a bookkeeper for several businesses over her 30 years plus in the accounting field.

David Boulter, age 62, who has been our Secretary and director since December 1999.  Mr. Boulter does not receive any cash compensation, but is granted 100,000 shares of common stock for each year of service. He has lived with his family in the Missoula valley for many years. Previously, he owned and operated a hotel in Butte, MT. Currently; he is a partner in Booth Distributing located in Missoula, MT.

In October 2003, Mr. Josh Gager resigned his position as Chairman of the Board of Directors and Chief Exective Officer, as the board elected not to renew his contract and the radio station was closed.

Ms. Penny Sperry resigned her position as Treasurer in March 2003, to allow Mr. Josh Gager to assume full management responsibility.

Mr. Carson Coleman resign his postion as Chairman of the Board and Chief Executive Officer in January 2003, for personal reasons.

In March 2002, Mr. Richard Leary resigned his position as Director of Marketing and Board member for personal reason.

Our Board of Directors currently consists of only the two individuals listed above. All officers and directors do not devote 100% of their professional time to our business operations.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. There are no agreements with respect to the election of directors. The Company has compensated its directors for service on the Board of Directors or any committee thereof through the issuance of restricted common stock. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Idaho law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

None of the officers and/or directors of the Company are currently officers or directors of any other publicly traded corporation, nor have any of the directors and/or officers, and any affiliates who promoters of the Company, filed any bankruptcy petition. On March 6, 2002, a Judgment of Permanent Injunction and Other Relief was entered against Ms. Sperry by the United States District Court for the District of Montana in an action entitled Securities and Exchange Commission v. Victor Industries, Inc., et al., Civil Action No. CV02-37-M-DWM. The Judgment, which was entered pursuant to Respondents' consent, permanently enjoins Sperry from violations of 5(a) and 5(c) of the Securities Act of 1933, and barring her from participating in any offering of a penny stock, including: (a) acting as a promoter, finder, consultant, or other person who engages in activities with a broker, dealer or issuer for purposes of the issuance or trading in any penny stock; or (b) inducing or attempting to induce the purchase or sale of any penny stock.

No person who, at any time during our past year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities failed to file, on a timely basis, any report required by Section 16(a) of the Exchange Act during the most recent fiscal year.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics for Senior Financial Officers is filed as an exhibit to this annual report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects compensation paid to the chief executive officer, chief financial officer and the directors of the Company.

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Consulting	Bonus	Other	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Lana Pope CEO & Treasurer	2003	$6,500
David Boulter Secretary (1)	2003 2002 2001				$14,000 $25,000
Josh Gager Former CEO (2)	2003 2002	$3,000			$160,000
Penny Sperry Treasurer(3)	2003 2002 2001	$15,000 $60,000 $40,000
Carson Coleman Former CEO (4)	2003 2002	$7,000 $41,500			$50,000

(1) The Company has accrued for the 400,000 shares due Mr. Boulter as part of his compensation for board membership.
(2) Mr. Josh Gager resigned as Chief Executive Officer in October 2003.
(3) Ms. Sperry resigned in March 2003.
(4) Mr. Coleman resigned in January 2003

No other person makes over $100,000 per year.

COMPENSATION OF DIRECTORS

We do not currently compensate directors in cash for any services provided as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of December 31, 2003, the name and stockholdings, including options to acquire our Common Stock, of each person who owns of record, or was known by us to own beneficially, 5% or more of the shares of the Common Stock currently issued and outstanding; the name and shareholdings, including options to acquire the Common Stock, of each director; and the shareholdings of all executive officers and directors as a group. The address of each of the individuals listed below is the address of the Company.

NAME OF PERSON OR GROUP	NATURE OF OWNERSHIP	NUMBER OF SHARES OWNED	PERCENTAGE OF OWNERSHIP

Penny Sperry	Direct	20,636,376	13.6%
180 SW Higgins Avenue
Missoula, Montana 59803

Lana Pope	Direct	675,000.40%
180 SW Higgins Avenue
Missoula, Montana 59803

David Boulter	Direct	100,000.10%
180 SW Higgins Avenue
Missoula, Montana 59803

All executive officers and
directors as a group
(two persons)	Direct	775,000.50%

The Company has accrued for the 400,000 shares due Mr. Boulter as part of his compensation for board membership.  There are currently no outstanding options or warrants to purchase shares of our stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Penny Sperry, former CEO and Director, advanced the Company $66,411 and paid $65,000 in legal fees during the year, she was issued 13,000,000 shares of common stock in payment towards her outstanding loan balance, which is $89,011 at December 31, 2003. In additon, Ms Perry had a consulting agreement requiring the Company to compensate her $3,000 per month, for which the Company has accrued $15,000 until her resignation in March 2003.  The Company during 2003, advanced Josh Gager, former CEO, approximately $15,000, which was deemed to be uncollectible and wriiten off.  Blue Rock Minerals, a related party is indebted to the Company in the amounts of $30,358 as of December 31, 2002, but during calendar year 2003, the receivable was written off.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	Exhibits
14.1	Code of Ethics
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
October 3, 2003	Item 2: Acquisition or Disposition of Assets
June 16, 2003	Item 5: Acquisition of New Wave
April 22, 2003	Item 4: Change in Accountants
January 8, 2003	Item 5: Increase in authorized shares

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES AUDIT FEES & AUDIT-RELATED FEES

During calendar year 2002, the Company's principal accountant billed $11,500 in fees that were directly associated with the preparation of annual audit report.  During 2002, the Company's former accounting firm billed $11,300 in fees for preparation of the quarterly reports.

During calendar year 2003, the Company's principal accountant billed $28,650 in fees that were directly associated with the preparation of annual audit report and quarterly reports.

16

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) VICTOR INDUSTRIES, INC.
By /s/ Lana Pope
Lana Pope, Chief Executive
Officer and Treasurer
Date June 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant) VICTOR INDUSTRIES, INC.
By /s/ Lana Pope
Lana Pope, Chief Executive
Officer and Treasurer
Date June 28, 2004

17