Form 10QSB
period 2004-03-31
VICTOR INDUSTRIES INC
filed 2004-09-15
CIK 1056598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2004
Commission File Number 000-30237
VICTOR INDUSTRIES, INC.
(Exact name of registrant as specified in charter)
Idaho
-------------------------
(State or other jurisdiction of incorporation or organization)
180 SW Higgins Avenue, Missoula, Montana
------------------------------------
(Address of principal executive offices)
------------------------------------
59803
------------------------------------
(Zip Code)
-------------------
91-078484114
------------------------------------
(I.R.S. Employer Identification No.)

Registrant's telephone number, including area code (406) 531-0188
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 20, 2004, the Company had outstanding 204,003,182 shares of its common stock, par value $0.0001.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

VICTOR INDUSTRIES, INC.
CONSOLIDATED COMPARATIVE BALANCE SHEETS
MARCH 31, 2004 (Unaudited) and DECEMBER 31, 2003 (Audited)

March 31 and December 31,		2004	2003

Assets

Current Assets:
Cash		$ 6	$ 106
Prepaid Expenses		70,000	105,000

Total Current Assets		70,006	105,106
Other Assets
Property and Equipment, net		4,438	5,198

Total Assets		$ 74,444	$ 110,304

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable and Accrued Expenses		$ 153,256	$ 106,028
Notes Payable-Related Parties		94,839	91,789
Liabilities, net of assets, of discountinued operations-New Wave Media		162,065	161,213

Total Current Liabilities		410,160	359,030

Long Term Liabilities:
Notes Payable		-	-

Total Liabilities		410,160	359,030

Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000
shares authorized, 171,655,026 and 151,221,692 shares
issued and outstanding at March 31, 2004 and December 31, 2003, respectively		17,166	15,122
Stock Held by Company, at cost-13,000,000 shares		(54,200)	(54,200)
Additional paid in capital		4,454,624	4,374,934
Accumulated deficit		(4,753,306)	(4,584,583)

Total stockholders' deficit		(335,716)	(248,726)

Total Liabilities and Stockholders' Deficit		$ 74,444	$ 110,304

	See accompanying notes

VICTOR INDUSTRIES, INC.
CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (Unaudited) and MARCH 31, 2003 (Unaudited)

Period from
January 1, 2004		January 1, 2003
To		To
March 31, 2004		March 31, 2003

Revenue	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling and administrative	166,933	86,007
Depreciation and amortization	760	-

Total Costs and Expenses	167,693	86,007

Loss from operations	(167,693)	(86,007)

Other Income (expense)
Interest expense	(178)	-

Net loss from continuing operations	(167,871)	(86,007)

Discountinued operations

Loss from operations of discontinued segment
(New Wave Media), for the quarter ended
March 31, 2004	(852)	0.00

Net Loss	$(168,723)	$(86,007)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	$(0.00)	0.00

Total (loss) earnings per share	$(0.00)	$(0.00)

Weighted Average Shares	148,413,359	95,800,092

VICTOR INDUSTRIES, INC.
CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 (Unaudited) and MARCH 31, 2003 (Unaudited)

		Period from
		January 1, 2004	January 1, 2003
		To	To
		March 31, 2004	March 31, 2003

Cash flows from operating activities:

Net loss		$ (167,871)	$ (86,007)
Loss from discontinued operations-New Wave Media		(852)	-

		(168,723)	(86,007)
Adjustments to reconcile net loss to
net cash used by operating activities:
Debt paid by issuance of common stock		24,000
Expenses paid by issuance of common stock		57,733	65,000
Depreciation		760	-
Change in net assets and liabilities of discontinued operations-New Wave Media		852	-

Cash Used In Operating Activities		(85,377)	(21,007)

Increase (decrease) in Assets and Liabilities

Prepaid expenses		35,000	-
Accounts payable and accrued liabilties		47,228	147

Cash Provided (Used) by Operating Activities		(3,150)	(20,860)

Provided (Used) by Investing Activities

Investment in Fixed Assets		-	-

Net Cash Used by Investing Activities		-	-

Provided (Used) by Financing Activities

Proceeds from shareholder loan		3,050	20,765

Net cash provided by financing activities		3,050	20,765

Net decrease in cash		(100)	(95)

Cash at beginning of period		106	(239)

Cash at end of period		$ 6	$ (334)

SUPPLEMENTAL INFORMATION:

Interest paid		$ -	-
Taxes paid		$ -	-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for debt		$ 24,000	$ 65,000

Stock issued for expenses		$ 57,733	$ 109,106

Acquisition of New Wave Media Corporation
Fair value of assets acquired			$ 165,920
Less: Liabilities assumed			(920)
Issuance of note payable			(75,000)
Estimated value of common stock			(90,000)

	See accompanying notes

VICTOR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)
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

The Company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations. Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently developing a product using zeolite, which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has realized no revenues from zeolite products during the periods ended December 31, 2003 and March 31, 2004.The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho.

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

The acquisition of New Wave Media Corp. was accounted for as a purchase transaction and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net asset acquired in the amount of $113,850 has been recorded as goodwill. The results of operations of New Wave Media have been consolidated into the Company financial statements from the date of acquisition. As a result of the uncertainty regarding the ultimate closure of the radio station, Company management recorded a $113,850 write-down of goodwill and decided to rescind the agreement with New Wave Media and therefore, not issue the 15,000,000 common shares reserved for the purchase of New Wave Media. (See Notes 3 & 4)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred continuing operating losses and has an accumulated deficit of $4,753,306 and negative working capital of $340,154 as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Unaudited Interim Financial Information

The accompanying consolidated financial statements of Victor Industries have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the audited statements included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2003.

The results of operation for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

Consolidation

The accompanying consolidated financial statements include the accounts of Victor Industries, Inc. and its wholly owned subsidiary, New Wave Media (collectively, the “Company”). All inter-company accounts and transactions have been eliminated.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reported period. Actual results could differ from those estimates. Significant estimates made by management are among others realization of long-lived assets and deferred taxes.

Loss Per Common Share

Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with SFAS No. 123 "Accounting for Stock Based Compensation", at the fair market value of the stock issued or the fair market value of the services provided, whichever is the more clearly evident.

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

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classify and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:
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

3.   ACQUISITION OF NEW WAVE MEDIA CORPORATION AND DISPOSITION OF THE RADIO OPERATIONS

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation, a Nevada corporation ("New Wave Media"). The agreement calls for the issuance of a $75,000 note and 15,000,000 shares of the Company's common stock. Based on the Company's closing stock price of $0.006 per common share on March 5, 2003, the purchase price was $165,000 including the issued debt. New Wave Media operated The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement.  The agreement allowes the Company to rescind the agreement and not issue the 15,000,000 shares within the first two years, if the Time Brokerage Agreement is lost or cancelled.

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

During October 2003, the Board of Directors of Victor Industries, Inc. reported that the licensee once again turned the power off at The Heat 100.3 in Great Falls, MT. The Company has made the decision not to attempt to gain another injunction and instead exercise our legal rights in court. As of the date of this report the discovery stage of the lawsuit has been completed, but is pending further action by the courts.

The acquisition was accounted for as a purchase transaction and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $113,850 has been recorded as goodwill. The results of operations of New Wave Media have been consolidated into the Company from the date of the acquisition, March 2003. As a result of the uncertainty surrounding the ultimate closure of the radio station, the Company recorded a $113,850 impairment of goodwill. Additionally, the Company decided to exercise its option to rescind the acquisition agreement since the Time Brokerage Agreement was terminated within the first two years. Therefore, the issuance of 15,000,000 shares of the Company’s common stock with an estimated value of $90,000 was cancelled.

The closure of the radio station has been accounted for as a discontinued operation and accordingly, its operating results are segregated and reported as discontinued operations in the accompanying Consolidated Statement of Operations.

The Condensed Consolidated Statement of Operations relating to the radio station for the period ended March 31, 2004 is presented below:

General and administrative expenses	$(304)
Interest expense	(550)

Net loss from discontinued operations	$(852)

The assets and liabilities that remain after the closure of the radio station are accounted for as net liabilities related to discontinued operations in the March 31, 2004 Consolidated Balance Sheet. A summary of these net liabilities as of March 31, 2004 is as follows:

Cash	$8
Accounts payable and accrued expenses	(40,915)
Notes payable and accrued interest	(121,158)

Total net liabilities related to discontinued operations	$(162,065)

Notes payable are summarized as follows:

Demand notes payable, non-interest bearing payable upon demand	$45,560
3% Convertible Preferred Note payable in connection with acquisition of New Wave Media Corporation, due March 5, 2004	75,598

Total Notes Payable	$121,158

At the time of maturity, the convertible preferred note and any interest payments due, may be converted into the Company’s common shares at a rate of $0.01 per common share. As of the date of this report, none of the convertible preferred note has been converted to common stock and the note is in default.

4. CAPITAL STRUCTURE

From a Form S-8 filed on January 20, 2004, the Company issued 14,433,334 shares of its $0.0001 par value common stock, at $.004 per share, to pay expenses equaling $57,733.

From a Form S-8 filed on January 20, 2004, the Company issued 6,000,000 shares of its $0.0001 par value common stock, at $.004 per share, to pay debt equaling $24,000.

During the first quarter of 2003 the Company issued 13,000,000 shares of its $0.0001par value common stock to Penny Sperry, former treasurer of the Company, at $0.005 per share equaling $65,000, as payment of a shareholder loan.

On March 5, 2003 the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation. The acquisition calls for the issuance of a $75,000 note for the assumption of debt and 15,000,000 shares of the Company's common stock. New Wave Media Corporation operates The Heat 100.3.com radio station, utilizing a Time Brokerage Agreement.

Due to the termination of the Time Brokerage Agreement, the Company decided to exercise its option to rescind the acquisition agreement and not to issue the 15 million shares of the Company’s common stock.

During the fourth quarter of 2003, the Company issued 14,000,000 shares of its $0.0001 par value common stock for consulting services at $0.01 per share with a total value of $140,000. The consulting services are for a one year term ending September 2004. As such, the Company recorded a prepaid expense of $105,000 representing a pro-rata allocation at December 31, 2003. For the three months ended March 31, 2004, the Company recorded an expense of $35,000 against this prepaid consulting fee.

During the year 2002, the Company sold 15,000,000 shares at a price of $0.005 per share and received cash and a subscription receivable.  During 2003, the Company received $10,800 in payment on the subscription receivable.  As of December 31, 2003, the Company has elected to cancel the balance of the subscription receivable, as a result of difficulty in collecting the balance. The Company now shows the 13 million shares not paid for as held by company.

At December 31, 2003 and March 31, 2004 there were no stock options or warrants outstanding.

In July 2004, the Company issued 32,348,156 shares of its restricted common stock for the following:

Penny Sperry- 9,000,000 shares as payment on outstanding loan balance in the amount of $90,000
Ryan Pellett-6,666,668 shares to reimburse for public relation fees paid
Lana Pope-4,040,744 shares as payment on accrued director fees in the amount of $27,000
David Boulter-4,040,744 shares as payment on accrued director fees in the amount of $27,000
ICOR-2,500,00 shares as payment for consulting services on marketing and sales for a two year period beginning July 2004.
Sergio Urlbazo-200,000 shares for marketing services for a period of one year beginning July 2004
Blue Rock Minerals-3,400,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004
Forest Minerals-2,500,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004

5. RELATED PARTY TRANSACTIONS

Penny Sperry, former CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. Blue Rock Minerals, a related party is indebted to the Company in the amounts of $30,858, which was written off as uncollectible in 2003. In addition, during the first quarter of 2003, Penny Sperry was issued 13,000,000 shares, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance. Also during this same period, she paid legal fees, equaling $65,000, on behalf of the Company. In July 2004, the Company issued 9,000,000 shares of its common stock as payment on Penny Sperry’s loan balance in the amount of $90,000.

As of March 5, 2003, Mr. Carson Coleman resigned as Chairman & CEO and Ms. Penny Sperry resigned as Treasurer. Mr. Josh Gager, President of New Wave Media, was elected by the board of directors as the new Chairman and CEO.

In October 2003, the Company appointed Lana Pope as the Chief Financial Officer. Ms. Pope has been serving the Company as an accounting consultant for the last five years. As a result of the board’s election not to renew Josh Gager’s contract, Ms. Pope will also serve as the interim CEO. The Company has agreed to pay Ms. Pope $3,000 per month as director fees, being paid through the issuance of the Company’s common stock from October 2003 and $2,000 in cash for her services as CEO and CFO, starting in April 2004. The Company has accrued $18,000 for the amounts due in common stock at March 31, 2004. In July 2004 the Company issued 4,040,744 shares of its common stock as payment on the accrual for services in the amount of $27,000.

The Company has agreed to compensate Mr. David Boulter $3,000 per month as director fees through the issuance of the Company’s common stock, with the compensation starting in October 2003. The Company has accrued $18,000 for the common stock due at March 31, 2004. In July 2004, the Company issued 4,040,744 shares of its common stock as payment on the accrual for services in the amount of $27,000.

The Company has also accrued for consulting fees due Zeotech Consulting, a company owned by Mr. Ron Pellett, a former officer and director, in the amount of $30,000, which represents $5,000 per month from October 2003 to March 31, 2004.

In July 2004, the Company issued 3,400,000 shares of its restricted common stock to Blue Rock Minerals, a company owned by Mr. Ron Pellett, a forner officer and director, to reimburse for  public relation fees paid to a thrid party.

6. SUBSEQUENT EVENTS

On April 22, 2004, the Company announced its intention to reduce their authorized shares from one billion to three hundred million.  In June 2004, the Board reviewed its future plans of expansion and elected not to proceed with the reduction.

On June 21, 2004, the Company received its first commercial order for the Envirolizer products from a commercial nursery in Mississippi and a order for one ton from a commercial plant nursery in Florida.

On June 25, 2004, the Company signed a distributor agreement with Work Transition Services, to facilitate the distribution of products to the General Services Administration and commenced negotiations with the General Services Administration.

Subsequent to the period ended March 31, 2004, Penny Sperry advanced the Company an additional $31,800.

In July 2004, the Company issued 32,348,156 shares of its restricted common stock for the following:

Penny Sperry- 9,000,000 shares as payment on outstanding loan balance in the amount of $90,000
Ryan Pellett-6,666,668 shares to reimburse for public relation fees paid
Lana Pope-4,040,744 shares as payment on accrued director fees in the amount of $27,000
David Boulter-4,040,744 shares as payment on accrued director fees in the amount of $27,000
ICOR-2,500,00 shares as payment for consulting services on negotiations with the GSA for a two year period beginning July 2004.
Sergio Urlbazo-200,000 shares for marketing services for a period of one year beginning July 2004
Blue Rock Minerals-3,400,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004
Forest Minerals-2,500,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004

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

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern as expressed by our auditors in their audit report as of December 31, 2003 without funding to develop assets and profitable operations.

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

Management has retained professional consultants in its application to the General Services Administration (“GSA”) (which basically serves as a purchasing agent for the United States federal government) to list our products on the GSA Advantage website. This intricate process is intended to have our products listed on the GSA site, while it is impossible to predict the date of completion of the negotiations or what amount of sales this will generate, the product categories we hope to replace had $10,000,000 in sales during 2003. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales. We also intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

As of the date of this report the Company has signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. In addition, the Company has commenced contract negotiations with the GSA and taken two orders for the sale of its Envirolizer products.

Victor Industries focus on sales of ENVIROLIZERtm and development of scientific confirmation and real world application of its revolutionary patent pending technology was largely diverted due to the acquisition of New Wave Media Corporation during March 2003.

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

In September 2003, the licensee again turned the power off at The Heat 100.3 claiming non-payment of the required fees. Management made the decision not to attempt to gain another injunction and instead exercise our legal rights in court. There can be no assurance that we will be successful in accomplishing our goal.

The station has been closed and all employees dismissed.

Marketing a new product is a lengthy process with significant risks; there can be no assurance that the Company will be successful in its efforts. The Company plans a series of new products to enhance its product line. It is easier to add to a product line once a distribution channel has successfully been established.

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

Competition and Difficulties in Marketing Products

Victor Industries, Inc.

There is tremendous competition in the commercial fertilizer business. Many of the leading companies have well-established brands that commercial animal feeding operations, farmers and government buyers are familiar with, and which they have successfully used in the past. Many of our competitors are large, well financed organizations that have significant distribution channels already in place. It is very challenging for the Company to establish a distribution channel for a new product and it is equally difficult to market a new product to consumers who have never used the product. As of the date of this report the Company has signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. In addition, the Company has commenced contract negotiations with the GSA. We may not be successful in establishing a market for our product.

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

Property

Victor Industries, Inc.

We do not presently own any real property.  Until October 2003 the Company paid $1,200 per month rent the space for the radio station and Company office space. The lease on the subject space had expired and the Company occupied the space on a month-to-month basis.

The Company holds four mining claims. The cost of holding these claims is approximately $400 per year. Two of the mining claims are potential gold claims; however, no work has been undertaken by the Company to determine their value. The two remaining mining claims are zeolite claims. Substantial work has been done by the previous claimant, Allied Chemical, on these claims. Although Company management believes the reserves in its mining claims are substantial (based on work done on these claims by Allied Chemical) and in spite of the fact that the Company has been given a mining permit for the property; however, given the price of zeolite in the current market, and the Company does not intend to invest capital to mine its claims.

New Wave Media Corp.

New Wave Media Corporation has discontinued all operations.

Employees

Victor Industries, Inc.

We currently have no full time employees.  We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging. Our directors have contracts with the Company and are receiving the Company's common stock as compensation, with a accrual recorded for director services rendered since October 2003.

New Wave Media Corp.

We currently have no full time employees. The Company also utilized independent contractors to handle some of the administrative functions.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

We did not have any zeolite sales or sales of any Company Envirolizer products for the quarter ended March 31, 2004 and 2003. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $167,693 for the current quarter and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the compliance costs incurred with filing requirements with the SEC and with its application to the General Services Administration to list our products on the GSA Advantage website. The comparable operating expenses for the prior year were $86,007. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10KSB as well as general business development; professional fees for legal and accounting fees for completing our annual filing requirements for the Securities and Exchange Commission; for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss from continuing operations for the quarter ended March 31, 2004 of $167,871 as compared to a net loss of $86,007 for the quarter ended March 31, 2003. The 2004 losses were attributable to the aforementioned operating expenses.

Operating Losses

We have accumulated approximately $4,753,306 of net operating loss carry forwards as of March 31, 2004, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is almost a 100% chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through stock sales, related parties loans and private party notes, as there has been no substantial revenue generated to date. During the quarter ended March 31, 2004 the Company received $3,050 in loans from related parties.

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

Management has retained professional consultants to assist in the application to the General Services Administration (which basically serves as a purchasing agent for the federal government) to list our products on the GSA Advantage website. This intricate process is intended to have our products listed on the GSA site. As of the date of this report the Company has signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. In addition, the Company has commenced contract negotiations with the GSA. While it is impossible to predict what amount of sales this will generate, the product categories we hope to replace had $10,000,000 in sales during 2003. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were inadequate as the Company continues to experience difficulties in the accumulation and summarization of financial data resulting in delinquent filings.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. Except for the changes in its policies and procedures to accumulate and summarize financial data, there has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

During October 2003, the Board of Directors of Victor Industries, Inc. reported that the licensee has once again turned the power off at The Heat 100.3 in Great Falls, MT. The Company made the decision not to attempt to gain another injunction and instead exercise our legal rights in court. As of the date of this report the case is pending a trial date.

ITEM 2. CHANGES IN SECURITIES

During the first quarter of 2004 the Company issued 14,433,334 shares of common stock, at $.004 per share, to pay expenses equally $57,733.

During the first quarter of 2004 the Company issued 6,000,000 shares of common stock, at $.004 per share, to pay debt equally $24,000.

During the first quarter of 2003 the Company issued 13,000,000 shares, at $0.005 per share equaling $65,000, of its common stock as payment of shareholder loans.

During the third quarter, ended September 30, 2003, the Company issued 15,500,000 shares of common stock, at $.01 per share, to pay expenses.

During the fourth quarter, ended December 31, 2003, the Company issued 14,000,000 shares of its $0.0001 par value common stock for consulting services at $0.01 per share with a total value of $140,000. The consulting services are for a one year term ending September 2004. As such, the Company recorded a prepaid expense of $105,000 representing a pro-rata allocation.

During the fourth quarter, ended December 31, 2003, the Company issued 1,500,000 shares of its $0.0001 par value common stock in satisfaction of outstanding consulting fees with a total value of $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section
906 of the Sarbanes-Oxley Act of 2002.

32.2Certification of Chief Financial Officer pursuant to 18 United States Code Section 1350, as enacted by Section
906 of the Sarbanes-Oxley Act of 2002.

99.A Acquisition and Stock Exchange Agreement (previously filed as an exhibit to Form 8-K filed on June 16, 2003)

b. Reports on Form 8-K
On June 16, 2003 we reported on Form 8-K the following acquisition agreement:
On June 16, 2003, the Registrant (also referred to herein as "Purchaser") and New Wave Media, Inc. ("Sellers"), a Nevada corporation, closed a transaction related to a certain Agreement ("Agreement") regarding the purchase of all of the issued and outstanding shares of the capital stock of the Sellers. As a result, New Wave Media has become a wholly owned subsidiary of Victor Industries, Incorporated. This Agreement was approved to be entered into by the Victor Industries, Incorporated Board of Directors on March 5, 2003.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): VICTOR INDUSTRIES, INC.
Date: September 1, 2004
By: /s/ Lana Pope ------------------------- Lana Pope, CEO and CFO