Form 10QSB
period 2004-06-30
VICTOR INDUSTRIES INC
filed 2004-09-23
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

Commission File Number 000-30237

VICTOR INDUSTRIES, INC.

(Exact name of registrant as specified in charter)

Idaho	91-078484114

-------------------------	-------------------

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 SW Higgins Avenue, Missoula, Montana	59803

------------------------------------	----------

(Address of principal executive offices)	(Zip Code)

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

PART I

ITEM 1. FINANCIAL STATEMENTS

VICTOR INDUSTRIES, INC.
CONSOLIDATED COMPARATIVE BALANCE SHEETS
JUNE 30, 2004 (Unaudited) and DECEMBER 31, 2003 (Audited)

June 30 and December 31,	2004	2003

Assets

Current Assets:
Cash	$ 3,413	$ 106
Prepaid Expenses	35,000	105,000

Total Current Assets	38,413	105,106
Other Assets
Property and Equipment, net	3,679	5,198

Total Assets	$ 42,092	$ 110,304

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable and Accrued Expenses	190,959	106,028
Notes Payable-Related Parties	123,717	91,789
Liabilities, net of assets, of discountinued operations-New Wave Media	162,615	161,213

Total Current Liabilities	477,291	359,030

Long Term Liabilities:
Notes Payable	-	-

Total Liabilities	477,291	359,030

Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000
shares authorized, 171,655,026 and 151,221,692 shares
issued and outstanding at June 30, 2004 and December 31, 2003, respectively	17,166	15,122
Stock Held by Company, at cost-13,000,000 shares	(54,200)	(54,200)
Additional paid in capital	4,454,624	4,374,934
Accumulated deficit	(4,852,790)	(4,584,583)

Total stockholders' deficit	(435,200)	(248,726)

Total Liabilities and Stockholders' Deficit	$ 42,092	$ 110,304

		See accompanying notes

VICTOR INDUSTRIES, INC.
CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 (Unaudited) and JUNE 30, 2003 (Unaudited)

	Period from
	January 1, 2004	January 1, 2003
	To	To
	June 30, 2004	June 30, 2003

Revenue	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling and administrative	264,590	89,648
Write off bad debt		30,358
Depreciation and amortization	1,519	1,506

Total Costs and Expenses	266,109	121,512

Loss from operations	(266,109)	(121,512)

Other Income (expense)
Interest expense	(366)	(368)

Net loss from continuing operations	(266,476)	(121,880)

Discountinued operations

Loss from operations of discontinued segment (New Wave Media), for the period ended
June 30, 2004 and 2003	(1,732)	(106,360)

Net Loss	$ (268,207)	$ (228,240)

Common stock outstanding
From continuing operations	$ (0.00)	$ (0.00)
From discontinued operations	$ (0.00)	$ 0.00

Total (loss) earnings per share	$ (0.00)	$ (0.00)

Weighted Average Shares	157,396,692	114,532,109

	See accompanying notes

VICTOR INDUSTRIES, INC.
CONSOLIDATED COMPARATIVE STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 (Unaudited) and JUNE 30, 2003 (Unaudited

	Period from
	April 1, 2004	April 1, 2003
	To	To
	June 30, 2004	June 30, 2003

Revenue	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling and administrative	97,657	5,293
Depreciation and amortization	760	760

Total Costs and Expenses	98,417	6,053

Loss from operations	(98,417)	(6,053)

Other Income (expense)
Interest expense	(188)	(368)

Net loss from continuing operations	(98,605)	(6,421)

Discountinued operations

Loss from operations of discontinued segment
(New Wave Media), for the quarters ended
June 30, 2004 and 2003	(879)	(62,520)

Net Loss	$ (99,484)	$ (68,941)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$ (0.00)	$ (0.00)
From discontinued operations	$ (0.00)	0.00

Total (loss) earnings per share	$ (0.00)	$ (0.00)

Weighted Average Shares	157,396,692	114,532,109

	See accompanying notes

VICTOR INDUSTRIES, INC.
CONSOLIDATED COMPARATIVE STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 (Unaudited) and JUNE 30, 2003 (Unaudited)

		Period from
		January 1, 2004	January 1, 2003
		To	To
		June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net loss		$ (266,476)	$ (121,880)
Loss from discontinued operations-New Wave Media		(1,732)	(106,360)

		(268,207)	(228,240)
Adjustments to reconcile net loss to
net cash used by operating activities:
Debt paid by issuance of common stock		24,000	65,000
Expenses paid by issuance of common stock		57,733
Depreciation		1,519	1,506
Write off bad debt			30,358
Change in net assets and liabilities of discontinued operations-New Wave Media		1,403	52,114

Cash Used In Operating Activities		(183,552)	(79,262)

Increase (decrease) in Assets and Liabilities
Prepaid expenses		70,000	-
Accounts payable and accrued liabilties		84,931	1,515

Cash Provided (Used) by Operating Activities		(28,621)	(77,747)

Provided (Used) by Financing Activities
Issuance of common stock for cash			10,000
Proceeds from shareholder loan		31,928	66,495

Net cash provided by financing activities		31,928	76,495

Net increase (decrease) in cash		3,307	(1,252)

Cash at beginning of period		106	1,190

Cash at end of period		$ 3,413	$ (62)

SUPPLEMENTAL INFORMATION:

Interest paid		$ -	-
Taxes paid		$ -	-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for debt		$ 24,000	$65,000

Stock issued for expenses		$ 57,733

Acquisition of New Wave Media Corporation
Fair value of assets acquired			$ 165,920
Less: Liabilities assumed			(920)
Issuance of note payable			(75,000)
Estimated value of common stock			(90,000)

	See accompanying notes

VICTOR INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
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
The Company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations. Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently developing a product using zeolite, which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has realized no revenues from zeolite products during the periods ended December 31, 2003 and June 30, 2004.The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho.
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

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred continuing operating losses and has an accumulated deficit of $4,852,790 and negative working capital of $438,878 as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relative to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

The results of operation for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

Consolidation

The accompanying consolidated financial statements include the accounts of Victor Industries, Inc. and its wholly owned subsidiary, New Wave Media (collectively the “Company”). All inter-company accounts and transactions have been eliminated.

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

Reclassifications

Certain balance sheet amounts reported for the quarter ended June 30, 2003, have been reclassified to conform to the 2004 presentation. These reclassifications did not affect the ending balance for the periods then ended.

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
The Condensed Consolidated Statement of Operations relating to the radio station for the six month period ended June 30, 2004 and 2003, is presented below:
	2004	2003

Revenue		$ 12,771
General and administrative expenses	$(635)	(118,528)
Interest expense	(1,097)	(603)

Net loss	$(1,732)	$(106,360)

The assets and liabilities that remain after the closure of the radio station are accounted for as net liabilities related to discontinued operations in the June 30, 2004 Consolidated Balance Sheet. A summary of these net liabilities as of June 30, 2004 and December 31, 2003 is as follows:

	2004	2003

Cash	$6	12
Accounts payable and accrued expenses	(40,915)	(40,615)
Notes payable and accrued interest	(121,706)	(120,610)

Total net liabilities related to discontinued operations	$(162,615)	(161,213)

Notes payable and accrued interest are summarized as follows:

	2004	2003

Demand notes payable, non-interest bearing payable upon demand	$45,560	$45,560
3% Convertible Preferred Note payable in connection with acquisition of New Wave Media Corporation, due March 5, 2004	76,146	75,050

Total Notes Payable and accrued interest	$121,706	$120,610

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

During the fourth quarter of 2003, the Company issued 14,000,000 shares of its $0.0001 par value common stock for consulting services at $0.01 per share with a total value of $140,000. The consulting services are for a one year term ending September 2004. As such, the Company recorded a prepaid expense of $105,000 representing a pro-rata allocation at December 31, 2003. For the three and six months ended June 30, 2004, the Company recorded an expense of $35,000 and $70,000, respectively, against this prepaid consulting fee.

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

At December 31, 2003 and June 30, 2004 there were no stock options or warrants outstanding.

In July 2004, the Company issued 32,348,156 shares of its restricted common stock for the following (See Note 6):

Penny Sperry- 9,000,000 shares as payment on outstanding loan balance in the amount of $90,000
Ryan Pellett-6,666,668 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004
Lana Pope-4,040,744 shares as payment on accrued director fees in the amount of $27,000
David Boulter-4,040,744 shares as payment on accrued director fees in the amount of $27,000
ICOR-2,500,00 shares as payment for consulting services on negotiations with the GSA for a onre year period beginning in July 2004
Sergio Urlbazo-200,000 shares for marketing services for a one year period beginning in July 2004
Blue Rock Minerals-3,400,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004
Forest Minerals-2,500,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004

5. RELATED PARTY TRANSACTIONS

Penny Sperry, former CEO and Director was issued 4,750,000 shares of common stock in payment of $95,000 of her outstanding loan balance. Blue Rock Minerals, a related party is indebted to the Company in the amount of $30,858, which was written off as uncollectible. In addition, during the first quarter of 2003, Penny Sperry was issued 13,000,000 shares, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance. Also during this same period, she paid legal fees, equaling $65,000, on behalf of the Company.  In July 2004, the Company issued 9,000,000 shares of its common stock as payment on Penny Sperry's loan balance, in the amount of $90,000.

As of March 5, 2003, Mr. Carson Coleman resigned as Chairman & CEO and Ms. Penny Sperry resigned as Treasurer. Mr. Josh Gager, President of New Wave Media, was elected by the board of directors as the new Chairman and CEO.

October 2003, the Company appointed Lana Pope as the Chief Financial Officer. Ms. Pope has been serving the Company as an accounting consultant for the last five years. As a result of the board’s election not to renew Josh Gager’s contract, Ms. Pope will also serve as the interim CEO. The Company has agreed to pay Ms. Pope $3,000 per month as director fees, being paid through the issuance of the Company’s common stock from October 2003 and $2,000 in cash for her services as CEO and CFO, starting in April 2004. The Company has accrued $27,000 for the amounts due in common stock at June 30, 2004. In July 2004, the Company issued 4,040,744 shares of its common stock as payment on the accrual for services in the amount of $27,000.

The Company has agreed to compensate Mr. David Boulter $3,000 per month as director fees through the issuance of the Company’s common stock, with the compensation starting in October 2003. The Company has accrued $27,000 for the common stock due at June 30, 2004. In July 2004, the Company issued 4,040,744 shares of its common stock as payment on the accrual for services in the amount of $27,000.

The Company has also accrued for consulting fees due Zeotech Consulting, a company owned by Mr. Ron Pellett, a former officer and director, in the amount of $45,000, which represents $5,000 per month since October 2003 to June 30, 2004.

In July 2004, the Company issued 3,400,000 shares of its restricted common stock to Blue Rock Minerals, a company owned by Mr. Ron Pellett, a former officer and director, to reimburse for public relations fees paid to a third party.

Subsequent to June 30, 2004, Travis Martin, a shareholder loaned the Company $2,887 and Penny Sperry, former CEO and Director, loaned the Company $13,960.  Both loans are due upon demand, with no payments or interest.

6. SUBSEQUENT EVENTS

In July 2004, the Company issued 32,348,156 shares of its restricted common stock for the following:

Penny Sperry- 9,000,000 shares as payment on outstanding loan balance in the amount of $90,000
Ryan Pellett-6,666,668 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004
Lana Pope-4,040,744 shares as payment on accrued director fees in the amount of $27,000
David Boulter-4,040,744 shares as payment on accrued director fees in the amount of $27,000
ICOR-2,500,00 shares as payment for consulting services on negotiations with the GSA for a two year period beginning in July 2004
Sergio Urlbazo-200,000 shares for marketing services for a one year period beginning in July 2004
Blue Rock Minerals-3,400,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004
Forest Minerals-2,500,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004

Subsequent to June 30, 2004, Travis Martin, a shareholder loaned the Company $2,887 and Penny Sperry, former CEO and Director, loaned the Company $13,960.  Both loans are due upon demand, with no payments or interest.

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

Management has retained professional consultants in its application to the General Services Administration (“GSA”) (which basically serves as a purchasing agent for the United States federal government ) to list our products on the GSA Advantage website. This intricate process is intended to have our products listed on the GSA.  While it is impossible to predict the date of completion of the negotiations or what amount of sales this will generate, the product categories we hope to replace had $10,000,00 in sales during 2003. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales. We also intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

During  June 2004, the Company signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. In addition, the Company has commenced contract negotiations with the GSA and has taken two orders for the sale of its Envirolizer products, which were shipped in July 2004.

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

Competition and Difficulties in Marketing Products

Victor Industries, Inc.

There is tremendous competition in the commercial fertilizer business. Many of the leading companies have well-established brands that commercial animal feeding operations, farmers and government buyers are familiar with, and which they have successfully used in the past. Many of our competitors are large, well financed organizations that have significant distribution channels already in place. It is very challenging for the Company to establish a distribution channel for a new product and it is equally difficult to market a new product to consumers who have never used the product. During the period ended June 30, 2004, the Company has signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. In addition, the Company has commenced contract negotiations with the GSA. We may not be successful in establishing a market for our product.

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

Employees

Victor Industries, Inc.

We currently have no full time employees.  We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging. Our directors have contracts with the Company and are receiving the Company's common stock as compensation, with an accrual recorded for director services rendered since October 2003.

New Wave Media Corp.

We currently have no full time employees.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

We did not have any zeolite sales or sales of any Company Envirolizer products for the quarter ended June 30, 2004 and 2003. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $266,109 for the six months ended June 30, 2004 and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the compliance costs incurred with filing requirements with the SEC and with its application to the General Services Administration to list our products on the GSA Advantage website. The comparable operating expenses for the prior year were $121,512. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10KSB as well as general business development; professional fees for legal and accounting fees for completing our annual filing requirements for the Securities and Exchange Commission; for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss from continuing operations for the quarter ended June 30, 2004 of $98,605 as compared to a net loss of $6,421 for the quarter ended June 30, 2003. The 2004 losses were attributable to the aforementioned operating expenses.

Operating Losses

We have accumulated approximately $4,852,790 of net operating loss carry forwards as of June 30, 2004, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is almost a 100% chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through stock sales, related parties and private party notes, as there has been no substantial revenue generated to date. During the six month period ended June 30, 2004 the Company received $31,928 in loans from related parties.

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

Management has retained professional consultants to assist in the application to the General Services Administration (which basically serves as a purchasing agent for the federal government) to list our products on the GSA Advantage website. This intricate process is intended to have our products listed on the GSA as the Company is now in contract negotiations with the GSA. While it is impossible to predict what amount of sales this will generate, the product categories we hope to replace had $10,000,000 in sales during 2003. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were inadequate as the Company continues to experience difficulties in the accumulation and summarization of financial data resulting in delinquent filings.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. Except for the Company’s changes in its policies and procedures to accumulate and summarize financial data, there has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES

During the first quarter of 2004 the Company issued 14,433,334 shares of common stock, at $.004 per share, to pay expenses equalling $57,733.

During the first quarter of 2004 the Company issued 6,000,000 shares of common stock, at $.004 per share, to pay debt equalling $24,000.

During the first quarter of 2003 the Company issued 13,000,000 shares, at $0.005 per share equalling $65,000, of its common stock as payment of shareholder loans.

During the fourth quarter, ended December 31, 2003, the Company issued 14,000,000 shares of its $0.0001 par value common stock for consulting services at $0.01 per share with a total value of $140,000. The consulting services are for a one year term ending September 2004. As such, the Company recorded a prepaid expense of $105,000 representing a pro-rata allocation. For the three and six months ended June 30, 2004, the Company recorded an expense of $35,000 and $70,000, respectively, against this prepaid consulting fee.

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

(Registrant):

VICTOR INDUSTRIES, INC.
Date: September17, 2004
By: /s/ Lana Pope ------------------------- Lana Pope, CEO and CFO