Form 10QSB
period 2004-09-30
VICTOR INDUSTRIES INC
filed 2004-11-19
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

000-30237
(Commission File Number)

VICTOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Idaho	91-0784114
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

180 Southwest Higgins Ave
Missoula, MT 59803
(Address of principal executive offices including zip code)

(406) 549-2261
(Registrant’s telephone number, including area code)

n/a
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

As of November 15, 2004, the Registrant had 204,003,182 shares outstanding of its $.0001 par value common stock.

VICTOR INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2004
(Unaudited)
ASSETS
Current Asset
Cash	$407
Prepaid expenses	35,000
Total current assets	35,407
Property and equipment, net	2,918
Total assets	$38,325
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$197,952
Notes payable, related parties	131,264
Liabilities of discontinued operations	162,622
Total current liabilities	491,838
Stockholders' Deficit
Common stock, $.0001 par value; 1,000,000,000 common shares authorized; 204,003,182 shares issued and outstanding	20,400
Additional paid-in capital	5,367,634
Accumulated deficit	(5,841,547)
(453,513)
Total liabilities and stockholders' deficit	$38,325

See Notes to Consolidated Financial Statements
F-1

VICTOR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003
(Unaudited)
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenue	$1,290	$400	$1,290	$400
Cost of goods sold	3,220		3,220
Gross margin	(1,930)	400	(1,930)	400
General and administrative
expenses
Selling and administrative		120,481	264,590	270,174
Goodwill impairment		165,000		165,000
Bad debt expense - related party				30,358
Professional fees	973,177		973,177
Depreciation	760	759	2,279	2,265
Marketing	980		980
Telephone	420		420
Other	692	1,379	938	2,750
	976,029	287,619	1,242,504	470,547
Loss from continuing operations	(977,959)	(287,219)	(1,244,434)	(470,147)
Loss from discontinued operations	(10,798)	(42,128)	(12,530)	(147,588)
Net loss	$(988,757)	$(329,347)	$(1,256,964)	$(617,735)
Net loss per common share
(Basic and fully diluted)
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares
Outstanding	201,190,299	128,159,192	179,633,049	128,159,192

See Notes to Consolidated Financial Statements
F-2

VICTOR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2004
(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2003	151,221,692	$15,122	$4,320,734	$(4,584,583)	$(248,726)
Common stock issued for
debt settlement	6,000,000	600	23,400		24,000
Common stock issued for
services
January 2004	14,433,334	1,443	56,290		57,733
July 2004	32,348,156	3,235	967,210		970,445
Net loss				(1,256,964)	(1,256,964)
Balance, September 30, 2004	204,003,182	$20,400	$5,367,634	$(5,841,547)	$(453,512)

See Notes to Consolidated Financial Statements
F-3

VICTOR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash Flows From Operating Activities
Net loss for period	$(1,256,964)	$(617,735)
Reconciliation of net loss to net cash flows from operations
Common stock issued for services	1,028,178	199,106
Goodwill impairment		165,000
Bad debt expense - related party		30,358
Depreciation	2,279	4,637
Change in demand loan receivable		(3,800)
Change in other receivables		9,048
Change in deposits		18,000
Change in prepaid expenses	70,000
Change in accounts payable and accrued expenses	115,924	61,466
Change in net assets and liabilities of discontinued operations	1,409	33,738
Net cash used in operating activities	(122,011)	(100,182)
Cash Flows from Investing Activities Investment in Fixed Assets		(1,108)
Cash Flows from Financing Activities
Proceeds from stock subscription		10,800
Net proceeds from notes payable, related parties	39,475	97,732
Net cash provided by financing activities	122,306	108,532
Net change in cash	300	7,242
Cash, beginning of period	106	1,190
Cash, end of period	$407	$8,432

See Notes to Consolidated Financial Statements
F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business Operations
Victor Industries, Inc. was originally organized under the laws of the State of Idaho on January 19, 1926, under the name of Omo Mining and Leasing Corporation. After several name changes through the years, the name was changed to Victor Industries, Inc. on December 24, 1977. In 1993, the Company began zeolite mining and marketing operations. Zeolite is an ammonia absorbent, air purifier, and hazardous waste absorbent. Victor Industries, Inc. is presently refining the development of and marketing a fertilizer product using zeolite.

Consolidation
The accompanying consolidated financial statements include the accounts of Victor Industries, Inc. and its wholly owned subsidiary, New Wave Media (collectively the "Company"). All inter-company accounts and transactions have been eliminated.

Interim Period Financial Statements
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2003 and 2002, included in the Company's annual reports on Form 10-KSB. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary to present a fair statement of the results of the interim periods presented.

The results of operation for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2004.

Discontinued Operations and Subsequent Event
The Company's subsidiary, New Wave Media, operated a radio station in Montana, utilizing a Time Brokerage Agreement. In July 2003, the licensee of the Time Brokerage Agreement shut down the radio station claiming non-payment of the required fees. On August 20, 2003, the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against the licensee for monetary damages. During October 2003, the Company reported that the licensee once again turned the power off at the radio station. The Company has made the decision not to attempt to gain another injunction and instead exercise its legal rights in court1 . Accordingly, operating results of this segment have been presented as discontinued operations in these consolidated financial statements.

Note 2. Earnings per Share
Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding at September 30, 2004 or 2003.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred continuing operating losses and has an accumulated deficit of $5,841,547 as of September 30, 2004. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

1 Subsequent to September 30, 2004, the case was dismissed.

F-5

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

We have filed a patent application (Application No. 10-287,946) for a new zeolite proprietary fertilizer compound called ENVIROLIZER. ENVIROLIZER is our first product utilizing zeolite for slow released fertilizer. We have not received any comments from the U.S. Patent Office as of the date of this filing. The Company holds a trademark on the name ENVIROLIZER.

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

The Company has refocused its efforts on sales of ENVIROLIZER to confirm the Company’s belief that its revolutionary patent pending technology will effectively absorb ammonia and phosphates from animal waste streams at CAFO (Concentrated Animal Feeding Operations) and harvest what would be a truly organic, long lasting, non-leaching fertilizer/ soil amendment. The addition of this product to the soil confers permanent benefits such as using less water, less frequently than possible now while generally enhancing yields.

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

On September 23, 2004, the Company gained approval by the General Services Administration (“GSA”) (which basically serves as a purchasing agent for the United States federal government) to compete for five-year government contracts on offer from government procurement agents. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales. We also intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets.

During June 2004, the Company signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. In addition, the Company has commenced contract negotiations with the GSA and has taken two orders for the sale of its ENVIROLIZER products, which were shipped in July 2004.

Victor Industries focus on sales of ENVIROLIZER and development of scientific confirmation and real world application of its revolutionary patent pending technology was largely diverted due to the acquisition of New Wave Media Corporation during March 2003.

The requirement for cash flow to continue our sales effort on ENVIROLIZER and further our research efforts on absorbing ammonia and phosphates at CAFO turned management's focus to the fastest way to cash flow, which we believed was through the acquisition of New Wave Media Corporation (“New Wave”) and it's radio station. Positive cash flows and earnings appeared to be a month away when the organization New Wave was leasing the radio frequency from shut the station down. The following month New Wave learned that Arbitron (the entity that rates audience participation for radio and TV stations nationwide) rated New Wave's station the number one station in Great Falls, Montana coveted 18-34 age bracket. This demographic is where large national advertisers (such as Pizza Hut, Burger King, etc.) spend a preponderance of their advertising dollars.

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

In October 2003, the Licensee again turned the power off at The Heat 100.3 claiming non-payment of the required fees. The Company filed an action against the Licensee and that suit has been dismissed. As of the date of this report the Company is considering its options in regards to re-instituting an action against licensee.

Pursuant to the aforementioned litigation, the Company made the decision to suspend operations of The Heat 100.3 and all employees were dismissed.

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

Government Regulation

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

Fertilizer Business

The Company has refocused its efforts on sales of ENVIROLIZER and the funding of research to confirm the Company’s belief that its revolutionary patent pending technology will effectively absorb ammonia and phosphates from animal waste streams at CAFO’s (Concentrated Animal Feeding Operations) and harvest what would be a truly organic, long lasting, non-leaching fertilizer/ soil amendment. The addition of this product to the soil confers permanent benefits such as using less water, less frequently than possible now while generally enhancing yields.

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

In the coming months, the Company intends to introduce additional products, including a potting soil pre-mixed with ENVIROLIZER, an organic version of ENVIROLIZER and a twenty-pound version.

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

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. Except for the Company’s changes in its policies and procedures to accumulate and summarize financial data, there has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On March 5, 2003, the Company acquired 100% of the issued and outstanding stock of New Wave Media Corporation, (“New Wave”) which owned and operated a radio station known as The Heat 100.3. New Wave was leasing its radio frequency from Flinn Broadcasting (“Licensee”).

In July 2003, the Licensee shut down the radio station claiming non-payment of required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction.

Subsequently, in October 2003, Licensee once again turned the power off at The Heat 100.3 in Great Falls, MT. The Company filed an action against the Licensee. The suit was subsequently dismissed.

As of the date of this report the Company is considering its options in regards to re-instituting an action against licensee.

ITEM 2. CHANGES IN SECURITIES

In July 2004, the Company issued 32,348,156 shares of its restricted common stock for the following:

Penny Sperry- 9,000,000 shares as payment on outstanding loan balance in the amount of $90,000;

Ryan Pellett- 6,666,668 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004;

Lana Pope- 4,040,744 shares as payment on accrued director fees in the amount of $27,000;

David Boulter- 4,040,744 shares as payment on accrued director fees in the amount of $27,000;

ICOR- 2,500,000 shares as payment for consulting services on negotiations with the GSA for a two-year period beginning in July 2004;

Sergio Urlbazo- 200,000 shares for marketing services for a one-year period beginning in July 2004;

Blue Rock Minerals- 3,400,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004; and

Forest Minerals- 2,500,000 shares to reimburse for public relation fees paid for services to be performed during the period ending September 30, 2004.

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

b. Reports on Form 8-K

None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICTOR INDUSTRIES, INC.

Date: November 19, 2004

By: /s/ Lana Pope
Lana Pope, CEO and CFO

