Form 10QSB/A
period 2004-09-30
VICTOR INDUSTRIES INC
filed 2005-01-19
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB/A
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

000-30237
(Commission File Number)

VICTOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Idaho	91-078484114
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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

EXPLANATORY NOTE:

This Form 10-QSB/A is being filed solely to correct a clerical mistake on the Consolidated Statements of Cash Flows.  The Net Cash Used in Operating Activities for the Nine Months Ended September 30, 2004 was improperly set forth as ($122,011).  The correct number is ($39,173) as reflected in this amendment.  In spite of the clerical error, all of the other amounts referenced in the Consolidated Statements of Cash Flows were accurately reflected in the original filing.  The attachments filed with original Form 10-QSB are incorporated by reference herein.

FINANCIAL STATEMENTS

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

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\8408FS_SECrev.0930045.doc Revised: 1/14/2005 10:21 AM jpc

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

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\8408FS_SECrev.0930045.doc Revised: 1/14/2005 10:21 AM jpc

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

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\8408FS_SECrev.0930045.doc Revised: 1/14/2005 10:21 AM jpc

VICTOR INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash Flows From Operating Activities
Net loss for period	$(1,256,964)	$(617,735)
Reconciliation of net loss to net cash flows from operations
Common stock issued for services	1,028,178	199,106
Goodwill impairment		165,000
Bad debt expense - related party		30,358
Depreciation	2,279	4,637
Change in demand loan receivable		(3,800)
Change in other receivables		9,048
Change in deposits		18,000
Change in prepaid expenses	70,000
Change in accounts payable and accrued expenses	115,925	61,466
Change in net assets and liabilities of discontinued operations	1,409	33,738
Net cash used in operating activities	(39,173)	(100,182)
Cash Flows from Investing Activities Investment in Fixed Assets		(1,108)
Cash Flows from Financing Activities
Proceeds from stock subscription		10,800
Net proceeds from notes payable, related parties	39,474	97,732
Net cash provided by financing activities	39,474	108,532
Net change in cash	301	7,242
Cash, beginning of period	106	1,190
Cash, end of period	$407	$8,432

See Notes to Consolidated Financial Statements C:\DOCUME~1\whuettel\LOCALS~1\Temp\8408FS_SECrev.0930045.doc Revised: 1/14/2005 10:21 AM jpc

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

C:\DOCUME~1\whuettel\LOCALS~1\Temp\8408FS_SECrev.0930045.doc Revised: 1/14/2005 10:21 AM jpc

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

In October 2003, the Licensee again turned the power off at The Heat 100.3 claiming non-payment of the required fees. The Company filed an action against the Licensee and that suit was subsequently dismissed due to the Company’s inability to secure counsel to represent the Company in this matter. As of the date of this report the Company is considering its options in regards to re-instituting an action against licensee.

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

                                                            VICTOR INDUSTRIES, INC.

Date: January 19, 2005

                                                            By: /s/ Lana Pope
                                    Lana Pope, CEO and CFO