Form 10KSB
period 2004-12-31
VICTOR INDUSTRIES INC
filed 2005-07-27
CIK 1056598

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

[    ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 000-30237
VICTOR INDUSTRIES, INC. (Name of small business issuer in its charter)
_____________________________________________

Idaho	91-0784114
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

180 Southwest Higgins Ave. Missoula, Montana	59803
(Address of Principal Executive Offices)	(Zip Code)

(406) 549-2261
(Issuer's Telephone Number)

Securities registered under Section 12(g) of the Act:	None
Securities to be registered under Section 12(g) of the Act:	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [    ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ].

Issuer's revenues for its most recent fiscal year: $1,290.

State the aggregate market value of the voting stock and non-voting equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 20, 2005, was $0.01 (rounded to the nearest penny).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 20, 2005, there were 229,216,913 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [    ].

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

VICTOR INDUSTRIES, INC.

Part I

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Item 1. Description of Business.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

History of the Company

Victor Industries, Inc. was originally organized under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern (a "Going Concern Warning") as expressed by our auditors in their audit report as of December 31, 2003 without funding to develop assets and profitable operations. We have received the same Going Concern Warning from our auditors for the fiscal year ended December 31, 2004

Our current plans center on products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being nature's only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry. We are primarily focusing on two zeolite compounds in order to produce revenue. We believe that the two primary sources of nitrate and phosphate pollution are fertilizers and large animal feeding operations.

ENVIROLIZER was formulated around the use of zeolite to absorb the ammonia that is released by animal discharge from large animal feeding operations. We will then utilize the nutrients from the absorption process and turn it into a slow demand release fertilizer. We believe that wide spread use of our absorption process will significantly reduce pollution from these feeding operations while reducing the leaching of nitrates and phosphates into the ground water. Because of the absorption capabilities of zeolite, we believe that our fertilizer compound will work effectively for up to three years, depending on the type of crop or plants being fertilized, thereby reducing the need for multiple fertilizer applications every year. The ENVIROLIZER fertilizer compound is expected to absorb up to 45% of its weight in water and slowly release it when the soil begins to dry thus reducing the irrigation cycle. We cannot give any assurances that we will be successful in producing a marketable or profitable product.

On September 23, 2004, the Company gained approval by the General Services Administration (“GSA”) (which basically serves as a purchasing agent for the United States federal government) to compete for five-year government contracts on offer from government procurement agents. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales. We also intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets. As of the date of the filing of this Form 10-KSB, we have generated $0 in sales from sales of products to the GSA.

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

In July 2003, Flinn Broadcasting ("Licensee" of the time brokerage agreement) shut down the radio station claiming non-payment of the required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction.

In October 2003, the Licensee again turned the power off at The Heat 100.3 claiming non-payment of the required fees. The Company filed an action against the Licensee and that suit was subsequently dismissed due to the Company’s inability to secure counsel to represent the Company in this matter.

Pursuant to the aforementioned litigation, the Company made the decision to suspend operations of The Heat 100.3 and all employees were dismissed. The Company is no longer involved in the radio business in any way.

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

Item 2. Description of Property.

We do not presently own any real property.

The Company holds two zeolite mining claims in Idaho. The cost of holding these claims is approximately $400 per year. Substantial work has been done by the previous claimant, Allied Chemical, on these claims. Although Company management believes the reserves in its mining claims are substantial (based on work done on these claims by Allied Chemical) and in spite of the fact that the Company has been given a mining permit for the property; given the price of zeolite in the current market, and the Company does not intend to invest capital to mine its claims.

Item 3. Legal Proceedings.

On March 5, 2003, the Company acquired 100% of the issued and outstanding stock of New Wave Media Corporation (“New Wave”), which owned and operated a radio station known as The Heat 100.3. New Wave was leasing its radio frequency from Flinn Broadcasting (“Licensee”).

In July 2003, the Licensee shut down the radio station claiming non-payment of required fees. Management of the Company pursued a temporary restraining order and a permanent injunction against this action. On August 20, 2003 the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. Subsequently, in October 2003, Licensee once again turned the power off at The Heat 100.3 in Great Falls, MT. The Company filed an action against the Licensee. The suit was subsequently dismissed with prejudice.

Item 4. Submission Of Matters To A Vote Of Security Holders.

We did not hold a shareholders meeting during the time period covered by this report.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

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

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

FISCAL YEAR 2004	HIGH BID	LOW BID
First Quarter	$.015	$.003
Second Quarter	.0225	.055
Third Quarter	.0225	.01
Fourth Quarter	.0225	.01

FISCAL YEAR 2003	HIGH BID	LOW BID
First Quarter	$0.01	$0.01
Second Quarter	.06	.02
Third Quarter	.01	.01
Fourth Quarter	.01	.004

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The Penny Stock Rules requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Holders

As of July 20, 2005, there were approximately 356 record owners of our common stock.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

There have been no sales of unregistered securities within the last three years, which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for those already disclosed in the Form 10-QSBs and Form 8-Ks filed during the 2004 calendar year, all of which are incorporated by reference herein.

Transfer Agent

The transfer agent for our Common Stock is Florida Atlantic Stock Transfer, 7130 Nob Hill Road, Tamarac, Florida 33321.

Item 6. Management's Discussion And Analysis Or Plan Of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Critical Accounting Policies.

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

Financial Condition And Changes In Financial Condition

Overall Operating Results

We did not have any zeolite sales or sales of any Company products for the year ended December 31, 2004 and 2003. We anticipate that increased marketing efforts for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $1,229,148 for the current year and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the compliance costs incurred with filing requirements with the SEC and with its application to the General Services Administration to list our products on the GSA Advantage website. The comparable operating expenses for the prior year were $246,646. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10KSB as well as general business development; management fees paid to our Chief Executive Officer in lieu of wages; licenses and fees for registering our securities; professional fees for legal and accounting fees for completing our quarterly filing requirements for the Securities and Exchange Commission; travel expenses for marketing and attending trade shows and non-cash charges for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss for the year ended December 31, 2004 of $1,215,498 as compared to a net loss of $476,442 for the year ended December 31, 2003. The 2003 losses were attributable to the aforementioned operating expenses, and the discontinued operations of New Wave Media.

Results of Operations for year ended December 31, 2004 as compared with the year prior fiscal year ended May 31, 2004.

We generated $1,290 in revenues during the year ended December 31, 2004 versus $0 for the year ended December 31, 2003.

Operating Expenses

We have accumulated $5,800,000 of net operating loss carry forwards as of December 31, 2004, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is almost a 100% chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards is offset by valuation allowance of the same amount.

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

Plan of Operation for the Next Twelve Months

Fertilizer Business

The Company has refocused its efforts on sales of ENVIROLIZER and the funding of research to confirm the Company’s belief that its technology will effectively absorb ammonia and phosphates from animal waste streams at CAFO’s (Concentrated Animal Feeding Operations) and harvest what would be a truly organic, long lasting, non-leaching fertilizer/ soil amendment. The addition of this product to the soil confers permanent benefits such as using less water, less frequently than possible now while generally enhancing yields.

In 2005 Victor Industries intends to introduce additional products, including a potting soil pre-mixed with ENVIROLIZER, an organic version of ENVIROLIZER and a twenty pound version for retail customers.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

In spite of the fact that the current obligations of the Company are relatively minimal, given the cash position of the Company, we have very little cash to meet obligations as they arise.

We intend to fund the Company and attempt to meet corporate obligations by selling common stock. However the Company's common stock is at a very low price and is not actively traded.

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the Securities Exchange Act of 1934. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

VICTOR INDUSTRIES, INC. AND SUBSIDIARY FINANCIAL REPORT DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Victor Industries, Inc. and Subsidiary
Missoula, Montana

We have audited the accompanying consolidated balance sheet of Victor Industries, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victor Industries, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

July 6, 2005
Seattle, Washington

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
Current Assets
Cash	$19
Prepaid expenses	10,956
Total current assets	10,975
Equipment, net of accumulated depreciation of $13,034	2,159
$13,134
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$291,761
Notes payable, related party	50,136
Liabilities of discontinued operations	169,843
Total current liabilities	511,740
Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000 shares authorized,
229,016,913 shares issued and outstanding	22,902
Common stock issuable, 7,500,000 shares	750
Stock subscription receivable	(54,200)
Additional paid-in capital	5,332,022
Accumulated deficit	(5,800,080)
Total stockholders' deficit	(498,606)
$13,134

See Notes to Consolidated Financial Statements

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003
	2004	2003
Revenues	$1,290	$-
Cost of sales	3,220
Gross margin	(1,930)	-
Operating expenses
Selling and administrative	1,226,109	213,263
Depreciation and amortization	3,039	3,025
Bad debt expense, related party	-	30,358
	1,229,148	246,646
Other	28,340
Loss from continuing operations	(1,202,738)	(246,646)
Discontinued operations
Loss from operations of New Wave Media	(12,760)	(229,796)
Net loss	$(1,215,498)	$(476,442)

Net loss per common share (basic and fully diluted)
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$(0.01)	$(0.00)
Weighted average number of shares outstanding	171,655,026	135,930,025

See Notes to Consolidated Financial Statements

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2004 and 2003
	Common Stock		Common Stock Issuable
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total
Balance at December 31, 2002	121,721,692	$12,172	-	$-	$4,147,884	$(65,000)	$(4,108,140)	$(13,084)
Common stock issued for debt
settlement	14,000,000	1,400	-	-	73,600	-	-	75,000
Common stock issued for services	15,500,000	1,550	-	-	153,450			155,000
Payment on subscription						10,800	-	10,800
Net loss							(476,442)	(476,442)
Balance at December 31, 2003	151,221,692	15,122	-	-	4,374,934	(54,200)	(4,584,582)	(248,726)
Common stock issued for debt
settlement	30,199,305	3,020	-	-	445,360	-	-	448,380
Common stock issued and issuable
for services	47,595,916	4,760	7,500,000	750	511,728	-	-	517,238
Net loss							(1,215,498)	(1,215,498)
Balance at December 31, 2004	229,016,913	$22,902	7,500,000	$750	$5,332,022	$(54,200)	$(5,800,080)	$(498,606)

See Notes to Consolidated Financial Statements

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003
	2004	2003
Cash flows from operating activities
Net loss	$ (1,215,498)	$ (476,442)
Adjustments to reconcile net loss to cash flows used in operating activities
Common stock issued and issuable for services	517,238	155,000
Depreciation	3,039	3,025
Bad debt expense, related party	-	45,474
Change in assets and liabilities
Prepaid expenses	94,044	(105,000)
Accounts payable and accrued expenses	137,731	83,607
Liabilities of discontinued operations	8,630	206,041
Net cash flows used in operating activities	(454,816)	(88,295)
Cash flows from financing activities
Payment on stock subscription	-	10,800
Proceeds from notes payable, related parties	454,729	76,411
Net cash flows provided by financing activities	454,729	87,211
Net decrease in cash and cash equivalents	(87)	(1,084)
Cash at beginning of the year	106	1,190
Cash at end of the year	$19	$106

Interest paid	$-	$-
Income taxes paid	$-	$-
Supplemental Non-cash Investing and Financing Activities
Acquisition of New Wave Media Corporation
Fair value of assets acquired	$-	$165,920
Less: liabilities assumed	-	(920)
Issuance of note payable	-	(78,000)
Value of common stock	-	(90,000)

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Significant Accounting Policies

The Company

Victor Industries, Inc., was incorporated on January 19, 1926, as Omo Mines Corporation under the Laws of the State of Idaho. On November 14, 1936, the name was changed to Kaslo Mines Corporation. On December 24, 1977, the name was changed to Victor Industries, Inc.

The Company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold its assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations. Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently developing a product using zeolite, which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has realized no revenues from zeolite products during the years ended December 31, 2004 and 2003. The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho. The Company currently has one operating segment.

The Company's office space is currently provided on a rent-free basis by the Chief Executive Officer of the Company. Due to limited Company operations, any facilities expenses are not material and have not been recognized in these consolidated financial statements.

Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit at December 31, 2004. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) attempting to establish a market for its zeolite products; (b) attempting to raise additional capital and/or other forms of financing; (c) controlling overhead and expenses; and (d) considering other business alternatives. There can be no assurance that any of these efforts will be successful.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Victor Industries and its wholly owned subsidiary, New Wave Media (collectively the "Company"). All inter-company accounts and transactions have been eliminated.

Business Acquisition and Discontinued Operations

On March 5, 2003, the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation, a Nevada corporation ("New Wave Media"). The acquisition was accounted for as a purchase transaction and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The results of operations of New Wave Media have been consolidated into the Company from the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $113,850 was recorded as goodwill. Included in the original purchase price was 15,000,000 shares of the Company's common stock having an estimated fair value of $90,000. Subsequent to the purchase, because of uncertainty arising from the closure of the radio station (discussed below), the Company exercised its option to rescind the acquisition agreement and did not issue the shares to affect the acquisition. Accordingly, the Company recorded a $113,850 impairment of goodwill in 2003, that is included in the loss from discontinued operations in the 2003 financial statements.

New Wave Media operated "The Heat" 100.3.com radio station, utilizing a Time Brokerage Agreement, which required New Wave Media to purchase time on KFLL (FM) radio in Great Falls, Montana. During July and October 2003, the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Though management obtained a permanent injunction during the third quarter of 2004, the case was subsequently dismissed with prejudice. Accordingly, the operations of New Wave Media have been reflected as discontinued operations in these consolidated financial statements. There were no revenues in 2004 and $23,805 in revenues in 2003 from discontinued operations.

Equipment

Equipment is stated at cost and is depreciated using straight-line method over the estimated useful lives.

Note Payable, Related Party

The Company has a note payable to a stockholder. The note is due on demand, is unsecured, and has no stated interest rate.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued expenses, notes payable, related party, and liabilities of discontinued operations. The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.

Revenue Recognition

The Company recognizes revenue when a sale is made, the fee is fixed and determinable, collectibility is probable, and no additional services on behalf of the Company are required.

Comprehensive Income

The Company had no items of other comprehensive income in 2004 and 2003.

Stock-based Compensation

The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the net loss when options granted under the plan have an exercise price equal to or greater than the market value of the underlining common stock on the date of grant. No options have been granted to employees under the plan, therefore no reconciliation is provided of the effects on net loss in applying the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation for stock options and warrants to purchase stock granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by number of options or warrants granted. The issuance of common shares for services is recorded at the quoted price of the shares on the date the services are rendered.

Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax laws or rates.

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basis earnings per share) and potentially dilutive securities. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could materially differ from those estimates.

New Accounting Pronouncements

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 46(R) revised FIN No. 46, Consolidation of Variable Interest Entities, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46(R) is expected to have no impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

The EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. Upon ratification by the Financial Accounting Standards Board, EITF 04-8 will become effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share of the Company.

Reclassification

Certain amounts on the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2. Related Party Transactions

During the year 2004, the Company issued 9,000,000 shares of common stock to Ms. Penny Sperry, former CEO and Chairman of the Company, as payment on her outstanding loan balance in the amount of $90,000.

During 2004, Ms. Sperry advanced the Company $53,547. The outstanding balance of $50,136 is non-interest bearing and is payable upon demand.

During the first-quarter of 2003, Ms. Sperry, was issued 13,000,000 shares, at $0.005 per share equaling $65,000, as payment on her outstanding loan balance. At the same time, Ms. Sperry paid legal fees, equaling $65,000, on behalf of the Company.

During 2003, Ms. Sperry advanced the Company approximately $74,000. Outstanding advances are non-interest bearing and are payable upon demand.

Additionally, Ms. Sperry entered into a one-year agreement to provide consulting services to the Company. As consideration for services to be rendered, the consultant receives a monthly fee of $3,000. The consulting services agreement was cancelled upon the resignation of Ms. Sperry during March 2003. As of December 31, 2003, $15,000 in consulting fees is unpaid and is included in Notes Payable, Related Party.

During the second-quarter of 2003, the Company wrote off as uncollectible $30,358 of loans receivable from Blue Rock Minerals, a company owned by a former officer and director of New Wave Media.

During the fourth-quarter of 2003, the Company also wrote off as uncollectible $15,116 of advances to Josh Gager, the Company's former CEO and Chairman.

Note 3. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2004, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these consolidated financial statements. This differs from the statutory rates applied to the losses primarily because of the full valuation allowance applied to the deferred tax asset arising from net operating loss carryforwards.

The Company has tax losses of approximately $5,800,000 available to reduce future taxable income. The tax losses begin to expire in 2016.

The deferred tax asset associated with the tax loss carryforward is approximately $1,973,000. The Company has provided a valuation allowance against the deferred tax asset. The valuation allowance increased by $368,500 in 2004 and $179,700 in 2003.

Item 7. Financial Statements.

The Consolidated Financial Statements and schedules that constitute Item 7 are included in this Annual Report on Form 10-KSB. An index to these Financial Statements and schedules is also included on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with Wong Johnson & Associates, A Professional Corporation during the past two most recent years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time. Wong Johnson & Associates has furnished Registrant with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by Registrant in response to this Item.

There were no disagreements with Peterson Sullivan PLLC during the past year and through the date of their engagement on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

Item 8A. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

Directors and Executive Officers

Lana Pope (52). Our interim Chief Executive Officer, Treasurer and director is Lana Pope. Ms. Pope is 52 years old and has served as our corporate accountant since April 2000. Lana J. Pope is a Missoula, MT native and has lived here all but 10 months of her life.  She has owned & operated L.J.M. Enterprises, a bookkeeping and tax service since November 1989.  Previously to L.J.M., she worked as a bookkeeper for several businesses over her 30 years plus in the accounting field.

Dave Boulter (65). Mr. Boulter has been Secretary of the Company since 2000. He has operated various businesses throughout his life in Montana, including distribution enterprises and hotels.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2004, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. This disclosure is based on a review of the forms submitted to the Company during, and with respect to, its fiscal year ended December 31, 2004.

Code of Ethics

The Company currently does not have a Code of Ethics that applies to the Company’s principal executive and financial officers. The Company plans to establish and adopt a code of ethics in the third quarter of the current fiscal year.

Identification of Audit Committee; Audit Committee Financial Expert

The Company currently does not have an audit committee and has not made a determination of whether there is a financial expert. The Company plans to establish an audit committee during the second quarter of the current fiscal year.

Item 10. Executive Compensation.

The following table reflects compensation paid to the chief executive officer, chief financial officer and the directors of the Company.

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the year ended December 31, 2004 to the Company’s Chief Executive Officer and President during such periods.

Summary Compensation Table

Executive Compensation:

Name and Position	Year	Annual Comp	Long Term Compensation Awards—Securities Underlying Stock Options
Lana Pope	2004	$60,000	1,000,000 common shares
Dave Boulter	2004	$36,000

There were no stock options granted or exercised by the named executive directors in 2004.

Employment Agreements

The Registrant has no written employment agreements.

Director Compensation

We do not currently compensate directors in cash for any services provided as a director.

Item 11. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of the date of this report based on information available to the Company by (i) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Name and Address	Shares Beneficially Owned (1)	Percent of Class
Lana Pope	6,996,935	3.05%
David Boulter	5,921,935	2.58%
TOTAL	12,918,870	5.64%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12. Certain Relationships And Related Transactions.

None

Item 13. Exhibits, Lists And Reports On Form 8-K.

None

Item 14. Principal Accountant Fees And Services.

Audit Fees

During fiscal 2004, the aggregate fees billed or estimated to be billed to us for professional services rendered by Peterson Sullivan, PLLC, for the audit of our annual financial statements, review of financial statements included in our annual reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $10,000.

Audit-Related Fees.

During fiscal 2004 and fiscal 2003, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.
Tax Fees.

During fiscal 2004 and fiscal 2003, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

All Other Fees.

During fiscal 2004 and fiscal 2003, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Pre-Approval Policies and Procedures.

The Board of Directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Board has no established policy regarding pre-approval of any audit or permissible non-audit services provided by the independent auditor.

Audit Committee and Other Committees.

As of December 31, 2004 our board of directors had not established an audit committee. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

Until such time as an audit committee has been established, the board of directors will continue to undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented.