Form 10QSB
period 2005-03-31
VICTOR INDUSTRIES INC
filed 2005-08-08
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-QSB
_______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended March 31, 2005 or
[     ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of  1934 for the transition period from _______________ to ________________.

____________________________________________

Commission File No. 000-30237
VICTOR INDUSTRIES, INC. (Name of small business issuer in its charter)
_____________________________________________

Idaho	91-0784114
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

180 South West Higgins Avenue Missoula, Montana	59803
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number (406) 549-2261

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 20, 2005, there were 229,216,913 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [    ].

This Form 10-QSB consists of 11 Pages.

1

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

VICTOR INDUSTRIES, INC.

ITEM 1.
Victor Industries, Inc.

Consolidated Financial Statements
For the Three Months Ended
March 31, 2005
(Unaudited)

________________________________

CONTENTS
________________________________

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-5

VICTOR INDUSTRIES, INC.
Consolidated Balance Sheet
March 31, 2005
(Unaudited)

ASSETS
Current Assets
Cash	$451
Equipment, net of accumulated depreciation	1,399
Total assets	$1,850
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$371,572
Notes payable, related party	71,986
Liabilities of discontinued operations	169,843
Total current liabilities	613,401
Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000 shares
authorized, 229,016,913 shares issued and outstanding	22,902
Common stock issuable, 7,500,000 shares	750
Stock subscription receivable	(54,200)
Additional paid-in capital	5,332,021
Accumulated deficit	(5,913,024)
Total stockholders' deficit	(611,551)
Total liabilities and stockholders' deficit	$1,850

See Notes to Consolidated Financial Statements

VICTOR INDUSTRIES, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31, 2005	Three Months ended March 31, 2004
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-
General and administrative expenses
Selling and administrative	111,878	166,933
Depreciation	760	760
Other	307	178
Loss from continuing operations	(112,945)	(167,871)
Loss from discontinued operations	-	(852)
Net loss	$(112,945)	$(168,723)

Net loss per common share (basic and fully diluted)
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$(0.00)	$(0.00)
Weighted average shares outstanding	236,516,913	148,413,359

See Notes to Consolidated Financial Statements

VICTOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash flows from Operating Activities
Net loss	$(112,945)	$(168,723)
Adjustments to reconcile net loss to net cash flows
used in operating activities
Depreciation	760	760
Common stock issued for services	-	57,733
Change in assets and liabilities
Prepaid expenses	10,957	35,000
Accounts payable and accrued expenses	79,810	71,228
Liabilities of discontinued operations	-	852
Net cash flows used in operating activities	(21,418)	(3,150)
Cash flows from Financing Activities
Proceeds from notes payable, related party	21,850	3,050
Net change in cash	432	(100)
Cash, beginning of period	19	106
Cash, end of period	$451	$6
Supplemental Noncash Investing and Financing Activities
Common stock issued for debt	$-	$24,000

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

Consolidation
The accompanying consolidated financial statements include the accounts of Victor Industries, Inc. and its wholly owned subsidiary, New Wave Media (collectively, the "Company"). All inter-company accounts and transactions have been eliminated.

Interim Period Financial Statements
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2004 and 2003, included in the Company's annual reports on Form 10-KSB. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

The results of operation for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

Business Acquisition and Discontinued Operations
On March 5, 2003, the Company signed an agreement to acquire 100% of the issued and outstanding stock of New Wave Media Corporation, a Nevada corporation ("New Wave Media"). The acquisition was accounted for as a purchase transaction and accordingly the purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of acquisition. The results of operations of New Wave Media have been consolidated into the Company from the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired in the amount of $113,850 was recorded as goodwill. Included in the original purchase price was 15,000,000 shares of the Company's common stock having an estimated fair value of $90,000. Subsequent to the purchase, because of uncertainty arising from the closure of the radio station (discussed below), the Company exercised its option to rescind the acquisition agreement and did not issue the shares to affect the acquisition. Accordingly, the Company recorded a $113,850 impairment of goodwill in 2003 that was included in the loss from discontinued operations in the 2003 financial statements.

5

New Wave Media operated "The Heat" 100.3.com radio station, utilizing a Time Brokerage Agreement, which required New Wave Media to purchase time on KFLL (FM) radio in Great Falls, Montana. During July and October 2003, the licensee of the time brokerage agreement shut down the radio station claiming non-payment of the required fees. Though management obtained a permanent injunction during the third quarter of 2004, the case was subsequently dismissed with prejudice. Accordingly, the operations of New Wave Media have been reflected as discontinued operations in these consolidated financial statements. There were no revenues from discontinued operations in the periods presented for either 2005 or 2004.

Note 2. Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. There were no dilutive securities outstanding at March 31, 2005 or 2004. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred continuing operating losses and has an accumulated deficit as of March 31, 2005. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Note 4. Subsequent Events

In April 2005, the Company issued 200,000 shares of its common stock, valued at $1,300, as payment of legal fees.

Also in April 2005, the Company completed its first sale of the Zeolite fertilizer product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

FIRST QUARTER HIGHLIGHTS

The work performed during the first quarter of 2005 has been in continued testing of the Envirolizer product as well as researching the best combination of components for the Spill Kill and Zweep IT products.

The development of sales contacts and relationship building is an integral part of the overall sales plan. Having identified the sod/turf producers as the potential customers that can provide the most leveraged way to market Envirolizer we sought and found influential contacts within the sod/turf industry.

The plan for the second quarter is to ally the Company further to these key players in the sod/turf industry and to align their goals with ours.

Another critical component to address is the distribution capability of the Company. The delivery of truck load amounts of Envirolizer to sod farms is a relatively simple process once it has been established. However, the second step of delivering less than truckload quantities to individual customer sites may require a degree of cooperation that will require new commitments on the part of the sod producers.

These concerns as well as continued efforts to find the most efficient suppliers of components, integrating their strengths while eliminating their disadvantages such as location and shipping prices is an on going process. Importantly, these efforts will provide increasing margins to the bottom line as sales begin and expand.

ADDITIONAL DISCUSSION

Victor Industries, Inc. was originally organized under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

We have not recorded any significant revenue for the past two years and there is substantial doubt about us continuing as a going concern (a "Going Concern Warning") as expressed by our auditors in their audit report as of December 31, 2003, without funding to develop assets and profitable operations. We received the same "Going Concern" warning from our auditors for the fiscal year ended December 31, 2004

Our current plans center on products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being nature's only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry. We are primarily focusing on two zeolite compounds in order to produce revenue. We believe that the two primary sources of nitrate and phosphate pollution are fertilizers and large animal feeding operations.

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

On September 23, 2004, the Company gained approval by the General Services Administration (“GSA”) (which basically serves as a purchasing agent for the United States federal government) to compete for five-year government contracts on offer from government procurement agents. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales. We also intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets. As of the date of the filing of this Form 10-QSB, we have generated $0 in sales from sales of products to the GSA.

During June 2004, the Company signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. In addition, the Company has commenced contract negotiations with the GSA.

Victor Industries focus on sales of ENVIROLIZER and development of scientific confirmation and real world application of its revolutionary proprietary technology was largely diverted due to the acquisition of New Wave Media Corporation during March 2003.

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

Overall Operating Results

We did not have any zeolite sales for the quarters ended March 31, 2005 or March 31, 2004. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Operating expenses were $112,945 for the current quarter. These expenses were incurred primarily for the following reasons:

•	Legal fees of $21.575 incurred for the annual audit
•	Accounting fees of $11,000 incurred primarily in conjunction with the annual audit and bookkeeping.
•	Business consulting fees of $60,000.
•	Advertising, promotion and related travel expenses of $0.00.

Expenses incurred for the prior year quarter were $(167,871) and were incurred primarily for consulting fees.

We incurred a net loss for the current quarter of $112,945as compared to a net loss of $168,723 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Income Taxes

We have accumulated approximately $5,913,024  million of net operating loss carry-forwards as of March 31, 2005, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company.  No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expired unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. During the quarter ended March 31, 2005 the Company received $21,850 in loans from Penny Sperry, a major shareholder.

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

None

Victor Industries, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Victor Industries, Inc. (Registrant)

Date: August 5, 2005	By:	/s/ Lana Pope

Lana Pope
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)