Form 10QSB
period 2005-06-30
VICTOR INDUSTRIES INC
filed 2005-08-08
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-QSB
_______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended June 30, 2005 or
[     ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of  1934 for the transition period from _______________ to ________________.

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
June 30, 2005
(Unaudited)

________________________________

CONTENTS
________________________________

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-5

VICTOR INDUSTRIES, INC.
Consolidated Balance Sheet
June 30, 2005
(Unaudited)

ASSETS
Current Assets
Cash	$1,999
Prepaid expenses	13,772
Accounts receivable	4,434
Total current assets	20,205
Equipment, net of accumulated depreciation	640
Total assets	$20,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$436,244
Notes payable, related party	136,585
Liabilities of discontinued operations	169,850
Total current liabilities	742,679
Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000 shares authorized,
229,216,913 shares issued and outstanding	22,922
Common stock issuable, 7,500,000 shares	750
Stock subscription receivable	(54,200)
Additional paid-in capital	5,345,002
Accumulated deficit	(6,036,308)
Total stockholders' deficit	(721,834)
Total liabilities and stockholders' deficit	$20,845

See Notes to Consolidated Financial Statements

VICTOR INDUSTRIES, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues	$4,385	$-	$4,385	$-
Cost of sales	1,092	-	1,092	-
Gross margin	3,293	-	3,293	-
General and administrative expenses
Selling and administrative	125,509	97,657	237,388	264,590
Depreciation	760	760	1,519	1,519
Other	307	188	614	366
Loss from continuing operations	(123,283)	(98,605)	(236,228)	(266,475)
Loss from discontinued operations	-	(879)	-	(1,732)
Net loss	$(123,283)	$(99,484)	$(236,228)	$(268,207)

Net loss per common share (basic and fully diluted)
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	236,672,957	157,396,692	236,595,366	157,396,692

See Notes to Consolidated Financial Statements

VICTOR INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash flows from Operating Activities
Net loss	$(236,228)	$(268,207)
Adjustments to reconcile net loss to net cash flows
used in operating activities
Depreciation	1,519	1,519
Common stock issued for services	1,300	57,733
Change in assets and liabilities
Prepaid expenses	(2,816)	70,000
Accounts receivable	(4,434)
Accounts payable and accrued expenses	156,183	108,931
Liabilities of discontinued operations	6	1,403
Net cash flows used in operating activities	(84,470)	(28,621)
Cash flows from Financing Activities
Proceeds from notes payable, related party	86,450	31,928
Net change in cash	1,980	3,307
Cash, beginning of period	19	106
Cash, end of period	$1,999	$3,413
Supplemental noncash investing and financing
activities
Common stock issued for debt	$-	$24,000

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

The results of operation for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

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

Note 2. Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. There were no dilutive securities outstanding at June 30, 2005 or 2004. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred continuing operating losses and has an accumulated deficit as of June 30, 2005. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

SECOND QUARTER HIGHLIGHTS

As the second quarter of 2005 closed, the Company is focused on the details necessary to complete the delivery of the Envirolizer product from supplier to the end user. To the uninitiated this may sound like a simple procedure, but with limited resources and eye on profit margins this last step has required an unprecedented degree of cooperation from suppliers and our sod/ turf customers. These customers had to be convinced not only of the value of the product to their production but also the value-add that their customers would perceive in purchasing Envirolizer to enhance their lawns that justifies the added expense.

In a time where water resources are increasingly limited and expensive adding Envirolizer to the customers’ soil helps to realize the customers' goal of a luxurious lawn while reducing the amount and frequency of watering. Our initial customers are now seeing for themselves the results of using Envirolizer and that has resulted in a demand for product that we initially could not deliver. Through continued relationship building we believe that we have solved the problems associated with delivering Envirolizer to the end user in the most cost efficient manner.

As this is being written the components have been ordered from our suppliers to be sent to be mixed and bagged according to the needs of the end user. We are anticipating that our sod/turf customers will continue to provide end user orders and barring unforeseen problems end user sales will begin in the next quarter.

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

Overall Operating Results

We did have one zeolite sale for the quarters ended June 30, 2005.  We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Operating expenses were $126,576 for the current quarter. These expenses were incurred primarily for the following reasons:

•	Legal fees of $21,210 incurred for the annual audit.
•	Accounting fees of $11,000 incurred primarily in conjunction with the annual audit and bookkeeping services.
•	Business consulting fees of $60,000
•	Advertising, promotion and related travel expenses of $0.00.

Expenses incurred for the prior year quarter were $(98,605) and were incurred primarily for consulting fees.

We incurred a net loss for the current quarter of $123,283 as compared to a net loss of $99,484 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Income Taxes

We have accumulated approximately $6,036,308 million of net operating loss carry-forwards as of June 30, 2005, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through related parties and a convertible note offering as there has been no substantial revenue generated to date. During the quarter ended June 30, 2005 the Company received $64,600 in loans from Penny Sperry, a major shareholder.

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

200,000 shares issued in April 2005

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