Form 10QSB/A
period 2005-03-31
VICTOR INDUSTRIES INC
filed 2005-08-09
CIK 1056598

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

This Form 10-QSB consists of __ Pages.

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

Victor Industries, Inc.
Consolidated Balance Sheet
For the Three Months Ended March 31, 2005
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

(See Footnotes Below)

Victor Industries, Inc.
Consolidated Statement of Operations
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

(See Footnotes Below)

Victor Industries, Inc.
Consolidated Statement of Cash Flows
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

(See Footnotes Below)

Victor Industries, Inc.
Notes to Financial Statements
(Unaudited)

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

Operating expenses were $112,945 for the current quarter. These expenses were incurred primarily for the following reasons:

•	Legal fees of $21,575 incurred for the annual audit
•	Accounting fees of $11,000 incurred primarily in conjunction with the annual audit and bookkeeping.
•	Business consulting fees of $60,000.
•	Advertising, promotion and related travel expenses of $0.00.

Expenses incurred for the prior year quarter were $(167,871) and were incurred primarily for consulting fees.

We incurred a net loss for the current quarter of $112,945 as compared to a net loss of $168,723 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

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

Victor Industries, Inc. (Registrant)

Date: August 8, 2005	By:	/s/ Lana Pope

Lana Pope
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)