Form 10KSB/A
period 2004-12-31
VICTOR INDUSTRIES INC
filed 2005-10-21
CIK 1056598

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Issuer's revenues for its most recent fiscal year: $ 1290.00.

State the aggregate market value of the voting stock and non-voting equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of July 20, 2005, was $0.01.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 20, 2005, there were 229,216,913 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [ ].

EXPLANATORY NOTE: THIS FILING IS BEING MADE SOLELY FOR PURPOSES OF (1) PROVIDING CONSIDERABLE DETAIL REGARDING THE STOCK THAT WAS ISSUED FOR DEBT SETTLEMENT AND FOR SERVICES IN 2003 AND 2004 IN ACCORDANCE WITH ITEM 303(B) OF REGULATION S-B; (2) PROVIDING THE APPROPRIATE SIGNATURES; AND (3) PROVIDING THE APPROPRIATE CERTIFICATIONS IN STRICT COMPLIANCE WITH RULE 13A-14(A) AND RULE 15D-14(A) USING THE LANGUAGE EXACTLY AS SET FORTH IN THE RULES AND ACCOUNTING FOR ITEM 601 OF REGULATION S-B, AS NECESSARY. EXCEPT AS SET FORTH IN THIS FORM 10-KSB/A, THIS FORM 10-KSB/A DOES NOT REFLECT ANY EVENTS THAT OCCURRED AFTER THE FILING OF THE FORM 10-KSB OR MODIFY, AMEND OR UPDATE ANY DISCLOSURES CONTAINED IN THE FORM 10-KSB TO REFLECT ANY SUBSEQUENT EVENTS. EXCEPT AS SET FORTH IN THIS FORM 10-KSB/A, THE COMPANY IS NOT MAKING ANY CHANGES TO, OR UPDATING ANY DISCLOSURES CONTAINED IN, THE FORM 10-KSB.

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

Results of Operations for year ended December 31, 2004 as compared with the prior year ended December 31, 2003.

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

Debt Settlement and Consulting Services

 Selling, general and administrative expense increased $1,012,846 to $1,226,109 for the year ended December 31, 2004 compared with $213,263 for the year ended December 31, 2003. This increase is primarily attributable to $965,618 of non-cash expenses in 2004 reflecting the fair value of common stock issued as compensation to employees for services, in settlement of outstanding loans or for services rendered to the Company.

 In 2004, the Company attributed $517,238 of non-cash expenses which was primarily used to pay the following services: officer & director fees, sales and communication, business development, product development, research, accounting, web site development & maintenance, legal, edgarizing and public relations. The balance of non-cash expenses of $448,380 in 2004 is attributable to the settlement of old outstanding payables that were settled and the settlement of cash debt owed to certain individuals for services rendered to the Company.

 By way of comparison in 2003, the Company attributed $155,000 of non-cash expenses which was primarily to pay for the following services: sales, business & product development, research, accounting, legal, and public relations. The balance of non-cash expenses of $75,000 in 2003 is attributable to the settlement of old outstanding payables that were settled and the settlement of cash debt owed to certain individuals for services rendered to the Company.

The following table more fully illustrates the shares issued and/or paid for debt or services during the years ended December 31, 2004 and December 31, 2003:

STOCK ISSUANCES	REASON SHARES ISSUED	NUMBER OF SHARES ISSUED	AMOUNT (as reflected in the Company’s Financial Statements)

2003 Stock Issuances

Stock issued to pay $75,000 of debt	Debt	14,000,000	$75,000.00

Stock issued for new business development	Services	14,000,000	$140,000.00

Stock for accounting services	Services	1,500,000	$15,000.00

2004 Stock Issuances

Stock issued to pay $325,426 of debt	Debt	30,199,305	$448,380.00

Stock issued to pay for legal services	Services	1,500,000	$15,000.00

Stock issued to pay for management & board fees	Services	29,395,700	$315,515.18

Stock issued for new business development	Services	16,700,216	$186,722.82

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

DATE: October 21, 2005	VICTOR INDUSTRIES, INC. (Registrant) By: /s/ Lana Pope
Lana Pope Director, CEO and CFO

INDEX TO EXHIBITS

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to pursuant to Rule 13a-14a and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to pursuant to Rule 13a-14a and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.