Form 10QSB/A
period 2005-03-31
VICTOR INDUSTRIES INC
filed 2005-10-21
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB/A
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

000-30237
(Commission File Number)

Victor Industries, Inc.
(Exact name of registrant as specified in its charter)

Idaho	91-0784114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

180 Southwest Higgins Avenue
Missoula, Montana 59803
(Address of principal executive offices including zip code)

(406) 549-2261
(Registrant’s telephone number, including area code)

with a copy to:
Wade D. Huettel
The Law Offices of Wade D. Huettel
3580 Utah Street
San Diego, CA 92104
(619) 892-3006

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
Yes ____ No   X

As of July 20, 2005, the Registrant had 229,216,913 shares outstanding of its common stock.

EXPLANATORY NOTE: THIS FILING IS BEING MADE SOLELY FOR PURPOSES OF (1) PROVIDING CONSIDERABLE DETAIL REGARDING THE STOCK THAT WAS ISSUED FOR DEBT SETTLEMENT AND FOR SERVICES IN ACCORDANCE WITH ITEM 303(B) OF REGULATION S-B; (2) PROVIDING THE PROPER SIGNATURES; AND (3) PROVIDING THE APPROPRIATE CERTIFICATIONS IN STRICT COMPLIANCE WITH RULE 13A-14(A) AND RULE 15D-14(A) USING THE LANGUAGE EXACTLY AS SET FORTH IN THE RULES AND ACCOUNTING FOR ITEM 601 OF REGULATION S-B, AS NECESSARY. EXCEPT AS SET FORTH IN THIS FORM 10-QSB/A, THIS FORM 10-QSB/A DOES NOT REFLECT ANY EVENTS THAT OCCURRED AFTER THE FILING OF THE FORM 10-QSB OR MODIFY, AMEND OR UPDATE ANY DISCLOSURES CONTAINED IN THE FORM 10-QSB TO REFLECT ANY SUBSEQUENT EVENTS. EXCEPT AS SET FORTH IN THIS FORM 10-QSB/A, THE COMPANY IS NOT MAKING ANY CHANGES TO, OR UPDATING ANY DISCLOSURES CONTAINED IN, THE FORM 10-QSB.

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

Overall Operating Results - Comparison to Quarter Ended March 30, 2004

We did not have any zeolite sales for the quarters ended March 31, 2005 or March 31, 2004. We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Selling and administrative expenses for the quarter ended March 31, 2005 totaled $111,878. These expenses were incurred primarily for the following reasons:

·	Legal fees of $21,575.
·	Accounting fees of $11,000 incurred primarily in conjunction with the annual audit and bookkeeping.

·	Business consulting fees of $60,000.
·	Advertising, promotion and related travel expenses of $0.00.

Similar expenses incurred for the quarter ended March 31, 2004 were $166,933 and were incurred primarily for consulting services of a similar nature.

Also, for comparison purposes, there were no newly issued shares attributed to the payment of services during the period ended March 31, 2005 as opposed to non-cash expenses totaling $57,733, primarily consisting of newly issued shares, attributed to services during the period ended March 31, 2004.

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

Liquidity and Capital Resources

We have been financed through related parties as there has been no substantial revenue generated to date. During the quarter ended March 31, 2005 the Company received $21,850 in loans from Penny Sperry, a major shareholder. Ms. Sperry has agreed to accept restricted stock in satisfaction of the aforementioned loans.

(To clarify any potentially confusing statement in the original filing, the Company did not engage in a convertible note offering during the quarter ended March 31, 2005.)

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

DATE: October 21, 2005	VICTOR INDUSTRIES, INC. (Registrant) By: /s/ Lana Pope
Lana Pope Director, CEO and CFO

INDEX TO EXHIBITS

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to pursuant to Rule 13a-14a and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to pursuant to Rule 13a-14a and Rule 15d-14(a).
32	Certification of Chief Executive Officer & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.