Form 10QSB/A
period 2005-06-30
VICTOR INDUSTRIES INC
filed 2005-10-21
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB/A
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

Overall Operating Results - Comparison to Quarter Ended June 30, 2004

We did have one zeolite sale for during the quarter ended June 30, 2005.  We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Selling & Administrative expenses incurred during the quarter totaled $112,279. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $21,000.
·	Accounting, audit and bookkeeping fees totaling approximately $11,000.

·	Business consulting fees of $60,000.
·	Advertising, promotion and related travel expenses of $0.00.

Similar expenses incurred for the quarter ended June 30, 2004 were $166,933 and were incurred primarily for consulting services of a similar nature.

Also, for comparison purposes, there were non-cash expenses totaling $1,300, consisting of newly issued shares, attributed to the payment of services during the period ended June 30, 2005 as opposed to no new shares issued for services during the period ended June 30, 2004.

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

(To clarify any potentially confusing statement in the original filing, the Company did not engage in a convertible note offering during the quarter ended June 30, 2005.)

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