Form 10QSB
period 2005-09-30
VICTOR INDUSTRIES INC
filed 2005-11-15
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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
Yes ____ No   X

As of November 11, 2005, the Registrant had 259,941,913 shares outstanding of its common stock.

FINANCIAL STATEMENTS

VICTOR INDUSTRIES, INC.
AND SUBSIDIARY

Consolidated Balance Sheet

September 30,	2005

Assets

Current Assets:
Cash	$ 238
Accounts Receivable	49
Total Current Assets	287

Property and Equipment, net	-

Total Assets	$ 287

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 551,287
Notes Payable-Related Parties	141,206
Liabilities, net of assets, of discontinued operations-New Wave Media	169,850
Total Current Liabilities	862,343

Long Term Liabilities:	-

Total Liabilities	862,343

Stockholders' Deficit
Convertible Preferred Stock, $.001 par value, 25,000,000
authorized, no shares issued and
outstanding at August 31, 2000.
Common stock, $0.0001 par value, 1,000,000,000
shares authorized, 229,216,913 shares
issued and outstanding at September 30, 2005	22,922
respectively
Common stock issuable, 7,500,000 shares	750
Stock Subscription Receivable	(54,200)
Additional paid in capital	5,345,002
Accumulated deficit	(6,176,529)

Total stockholders' deficit	(862,056)

Total Liabilities and Stockholders' Deficit	$ 287

Consolidated Statements of Operations

	Period from
	July 1, 2005	July 1, 2004
	To	To
	September 30, 2005	September 30, 2004

Revenue	$ -	$ 1,290

Cost of sales	-	3,220

Gross margin	-	(1,930)

Operating expenses

Selling and administrative	138,916	975,269
Depreciation and Amortization	640	760

Total Operating Expenses	139,556	976,029

Loss from operations	(139,556)	(977,959)

Other Income	-	-
Interest and Other Expenses	(666)	-

Net loss from continuing operations	(140,221)	(977,959)

Discontinued operations

Loss from operations of New Wave Media,	-	(10,798)

Net Loss	$ (140,221)	$ (988,757)

Net loss per weighted average share of
common stock outstanding
From continuing operations	$ (0.00)	$ (0.00)
From discontinued operations	$ -	$ (0.00)

Net loss per common share	$ (0.00)	$ (0.00)

Consolidated Statements of Operations

	Period from
	January 1, 2005	January 1, 2004
	To	To
	September 30, 2005	September 30, 2004

Revenue	$ 4,385	$ 1,290

Cost of sales	1,567	3,220

Gross margin	2,818	(1,930)

Operating expenses

Selling and administrative	376,028	1,240,225
Depreciation and Amortization	2,159	2,279

#REF!

#REF!

Total Operating Expenses	378,188	1,242,504

Loss from operations	(375,369)	(1,244,434)

Other Income	-	-
Interest and Other Expenses	(1,280)	-

Net loss from continuing operations	(376,650)	(1,244,434)

Discontinued operations
Loss from operations of New Wave Media,	-	(12,530)

Net Loss	$ (376,650)	$ (1,256,964)

Net loss per weighted average share of
common stock outstanding
From continuing operations	$ (0.00)	$ (0.01)
From discontinued operations	$ -	$ (0.00)

Net loss per common share	$ (0.00)	$ (0.01)

Weighted Average Number of Shares Outstanding	236,636,327	179,933,049

Consolidated Statements of Cash Flows
	Period from
	January 1, 2005	January 1, 2004
	To	To
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net loss from continuing operations	$(376,650)	$(1,244,434)
Loss from discontinued operations -New Wave Media	-	(12,530)
Net loss	(376,650)	(1,256,964)
Adjustments to reconcile net loss to net cash used by
operating activities, net of effects from discontinued operations:
Depreciation and amortization	2,159	2,279
Expenses paid by issuance of common stock	13,000	1,028,178

Increase (decrease) in Assets and Liabilities
Prepaid expenses	10,957	70,000
Accounts receivable	(49)
Accounts payable and accrued expenses	259,526	115,925
Change in net assets and liabilities of discontinued operations	6	1,409
Cash Used by Operating Activities	(91,051)	(39,173)

Provided (Used) by Financing Activities
Loans from Shareholders	91,070	39,474
Net cash provided by financing activities	91,070	39,474

Net decrease in cash	19	301
Cash at beginning of period	219	106
Cash at end of period	$ 238	$ 407

SUPPLEMENTAL INFORMATION:

Interest paid	$ -	$ -
Taxes paid	$ -	$ -

Common stock issued for debt	$ -
Common stock issued for services	13,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2005

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

Interim Period Financial Statements
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2004 and 2003, included in the Company's annual reports on Form 10-KSB. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary (consisting of a normal recurring nature) to present a fair statement of the results of the interim periods presented.

The results of operation for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2005.

Discontinued Operations and Subsequent Event
The Company's subsidiary, New Wave Media, operated a radio station in Montana, utilizing a Time Brokerage Agreement. In July 2003, the licensee of the Time Brokerage Agreement shut down the radio station claiming non-payment of the required fees. On August 20, 2003, the Montana Eighth Judicial District Court awarded New Wave Media a permanent injunction. The Company has filed litigation against the licensee for monetary damages. During October 2003, the Company reported that the licensee once again turned the power off at the radio station. The Company has made the decision not to attempt to gain another injunction and instead exercise its legal rights in court. Accordingly, operating results of this segment have been presented as discontinued operations in these consolidated financial statements.

Note 2. Earnings per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding at September 30, 2005 or 2004. Common stock issuable is considered outstanding as of the original approved date for purposes of earnings per share computations.

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred continuing operating losses and has an accumulated deficit of $6,176,529 as of September 30, 2005. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Note 4. Subsequent Event

Subsequent to September 30, 2005, the Company issued 30,725,000 shares of its common stock, to various consultants for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements of the Company included elsewhere herein.

THIRD QUARTER HIGHLIGHTS

On August 25, 2005, the Company announced that it had executed a five-year agreement with the supplier of the primary component of its Envirolizer product. This agreement will ensure that the Company will have access to necessary materials and will be able to avoid massive cost fluctuations in product acquisition.

In entering the long-term agreement, the Company remains focused on the delivery of the Envirolizer product from supplier to the end user. To the uninitiated this may sound like a simple procedure, but with limited resources and eye on profit margins this last step has required an unprecedented degree of cooperation from suppliers and our sod/ turf customers. These customers had to be convinced not only of the value of the product to their production but also the value-add that their customers would perceive in purchasing Envirolizer to enhance their lawns that justifies the added expense.

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

The components have been ordered from our suppliers to be mixed and bagged according to the needs of the end user. We are anticipating that our sod/turf customers will continue to provide end user orders and barring unforeseen problems end user sales will begin in the next quarter.

Additionally, the Company announced that it has entered negotiations with China based company Zhejiang Fibersense Communications Technology Co. Ltd. (FSP China), which would allow FSP China to introduce the Company’s line of products to the Chinese market place. As of the date of this report, the negotiations continue and are expected to continue through the end of 2005.

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

On September 23, 2004, the Company gained approval by the General Services Administration (“GSA”) (which serves as a purchasing agent for the United States federal government) to compete for five-year government contracts on offer from government procurement agents. In addition we are initiating contact with other companies who may wish to list their products on the GSA website for which we intend to charge a percentage of sales. We also intend to market our proprietary compound solutions to the golf course and horticulture industries. We cannot give any assurance that we will be able to compete or generate sales in these markets. As of the date of the filing of this Form 10-QSB, we have generated $0 in sales from sales of products to the GSA.

The requirement for cash flow to continue our sales effort on ENVIROLIZER and further our research efforts on absorbing ammonia and phosphates at CAFO turned management's focus to the acquisition of capital, which we believed was through the acquisition of New Wave Media Corporation (“New Wave”) and it's radio station.

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

Competition And Difficulties In Marketing Products

Victor Industries, Inc.

There is tremendous competition in the commercial fertilizer business. Many of the leading companies have well-established brands that commercial animal feeding operations, farmers and government buyers are familiar with, and which they have successfully used in the past. Many of our competitors are large, well financed organizations that have significant distribution channels already in place. It is very challenging for the Company to establish a distribution channel for a new product and it is equally difficult to market a new product to consumers who have never used the product. During the period ended June 30, 2004, the Company signed a distribution agreement with Work Transition Services, Inc. to distribute the Company products to the federal government. We may not be successful in establishing a market for our product.

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

Overall Operating Results - Comparison to Quarter Ended September 30, 2004

We had no zeolite sales for during the quarter ended September 30, 2005.  We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Selling & Administrative expenses incurred during the quarter totaled $138,916. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $13,982.
·	Accounting, audit and bookkeeping fees totaling approximately $45,218.

·	Business consulting fees of $60,000.
·	Other expense of $19,716.

Similar expenses incurred for the quarter ended September 30, 2004 were $975,269 and were incurred primarily for consulting services of a similar nature.

Also, for comparison purposes, there were no newly issued shares for the payment of services during the period ended September 30, 2005, just as there were no new shares issued for services during the period ended September 30, 2004.

We incurred a net loss for the current quarter of $140,221 as compared to a net loss of $977,959 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Income Taxes

We have accumulated approximately $6,176,529 million of net operating loss carry-forwards as of September 30, 2005, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We have been financed through related parties as there has been no substantial revenue generated to date. During the quarter ended September 30, 2005 the Company received $4,620 in loans from Penny Sperry, a major shareholder. Ms. Sperry has agreed to accept restricted stock in satisfaction of the aforementioned loans. The Company did not engage in any offering of any kind during the quarter ended September 30, 2005.

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

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

(1)	During the quarter, the Company did not issue any shares, restricted or otherwise.
(2)	Subsequent to the end of the quarter, the Company issued 30,725,000 shares for services to various consultants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2005, the Registrant received its largest order to date as referenced in the press release attached hereto as Exhibit 99.1, filed amendments to its Forms 10-KSB for the year ended December 31, 2004, and to its Form 10-QSB for the periods ended March 31, 2005 and June 30, 2005.

Subsequent to the quarter ended September 30, 2005, the Company entered into merger negotiations with broadband solution provider Zhejiang Fibersense Communications Technology Co. Ltd. (FSP China). Executives have found significant mutual benefits to explore the potential merger of the two companies. To that end, negotiations expected to come to fruition early in the New Year have begun.

Additionally, on or about October 31, 2005 the Company announced that it had changed transfer agents from Florida Atlantic Stock Transfer to Action Stock Transfer Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32	Section 1350 Certification (CEO & CFO)	Filed herewith

99.1	Press Release Dated August 18, 2005.	Filed Herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on October 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2005	VICTOR INDUSTRIES, INC. (Registrant) By: /s/ Lana Pope
Lana Pope Director, CEO and CFO