Form 10KSB
period 2005-12-31
VICTOR INDUSTRIES INC
filed 2006-04-17
CIK 1056598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

VICTOR INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Idaho	91 078484114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
180 S.W. Higgins Avenue, Missoula Montana	59803
(Address of principal executive offices)	(Zip Code)

(406) 549-2261
Registrant’s telephone number

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ]  Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $ 4,385

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $0.01 as of March 31, 2006 (rounded to the nearest penny)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 5, 2006
Shares of common stock - $0.001 par value	500,177,953

Documents incorporated by reference:
The Company’s report on Form 8-K Dated March 27, 2006
The Company’s report on Form 8-K Dated October 31, 2005
The Company’s report on Form S-8 Dated October 21, 2005
The Company’s report on Form 8-K/A Dated December 15, 2004
The Company’s report on Form S-8 Dated December 2, 2004
The Company’s report on Form 8-K Dated November 12, 2004
The Company’s report on Form S-8 Dated January 20, 2004
Transitional Small Business Disclosure Format (Check one): Yes [ x ] No [ ]

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

New Wave Media Corp.

The radio station has been closed and all employees dismissed.

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

Employees

We currently have no full time employees.  We intend to employ independent distributors for sales efforts, as well as mining, milling and packaging. The Company has executed contracts with its directors, which provide that payment shall be made in common stock of the Company in lieu of cash as compensation.

Risk Factors

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2005 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of that Act.

       Some forward-looking statements that we make in this Annual Report on Form 10-KSB and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

Our business is capital intensive and will require additional financing which will result in dilution to existing shareholders which would in turn reduce the share price of earlier issued shares. Our operations are capital intensive and growth will consume a substantial portion of available working capital. We may require additional capital in order to fund our operations. We do not have any commitments for additional financing and there can be no assurance that such additional funding, if required, will be available, or if available, will be available upon favorable terms. With respect to our ability to obtain financing on favorable terms, we do not have significant assets to serve as loan collateral. Still further, we presently do not have a sufficient cash flow to qualify for reasonable debt financing. Insufficient funds may prevent us from implementing our business strategy. In the event we raise additional funds through the issuance of equity securities, dilution to the then existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. Accordingly, such dilution would reduce the share price of the earlier issued shares.

Lack of operations, positive cash flow and profitability may continue which will affect our ability to remain in business. Since the inception of the Company, we have been unable to generate positive cash flow or profits in the industries in which we participate. If we do not generate positive cash flow and hence become profitable, we may not be able to remain in business.

Uncertainty of commercial success may affect our ability to remain in business. With respect to our revenue and profitability prospects, we may not be able to achieve commercial success with our ENVIROLIZER product. Furthermore, our industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of technological change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

Competition may have an adverse effect on our business. We are subject to competition from other companies that may try to emulate or compete with similar products or services. These competitors have been in the business longer than us and may have large executive and operating staffs. Our prospects may be adversely affected by competition from these companies. The introduction of similar or superior products by current or future competitors could have a material adverse effect on our business and financial condition.

Dependence on management will affect our profitability. Future success depends on the continued services of the Company’s Chief Executive Officer, President and Chief Operating Officer. The loss of any of their services would be detrimental and could have a material adverse effect on the business, financial condition and results of operations. Future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. We may not be able to attract, assimilate, or retain qualified technical and managerial personnel and our failure to do so could have a material adverse effect on the business, financial condition and results of operations.

Dependence on proprietary technology and risks of third party infringement claims could adversely affect our business and results of operations. Although we have received limited protection, our measures to protect our current proprietary rights may be inadequate to prevent misappropriation of such rights or that our competitors will not independently develop or patent technologies that are substantially equivalent to or superior to our technologies. Additionally, although we believe that our products and technologies do not infringe upon the proprietary rights of any third parties, that third parties may assert infringement claims against products and technologies that we license, or has the rights to use, from third parties. Any such claims, if proved, could materially and adversely affect our business and results of operations. In addition, though any such claims may ultimately prove to be without merit, the necessary management attention to, and legal costs associated with litigation or other resolution of such claims could materially and adversely affect our business and results of operations.

The results of research and development efforts are uncertain and we may not be able to compete effectively in the marketplace. We will need to make additional research and development expenditures to remain competitive. While we perform testing of new products, the products we are currently developing or may develop in the future may not be successful. If they are not successful, the resulting products may not achieve market acceptance and these products may not compete effectively with products of competitors currently in the market or introduced in the future. If we are unsuccessful in the marketplace, it may affect our ability to remain in business.

Our auditors have expressed doubts about our ability to continue as a going concern which may result in the loss of your entire investment. In preparing our audited financial statements, our auditors have expressed doubts about our ability to continue as a going concern. If we discontinue operations, you will lose your entire investment.

Risks Relating to Our Common Stock. Due to the fact that our common stock is listed on the NASD OTC Bulletin Board, there can be no assurance that a regular trading market for our common stock will ever be developed. As such, the investors must be able to bear the financial risk of losing their entire investment. Our common stock is listed on the NASD OTC Bulletin Board under the trading symbol “VICI.” From time to time, the Company’s trading activity is volatile and subject to rapid changes in both trading volume and trading price. Therefore, investors should realize that they may be unable to sell our common stock if they purchase it. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock.

Lack of dividends may affect the value of your investment when compared to comparable stock which does pay a dividend. We have never paid a cash dividend on our common stock. We are not obligated to pay a dividend on our common stock and do not anticipate payment of any dividends for the foreseeable future. We anticipate retaining our earnings to finance our operations, growth, and expansion. The value of your stock may be reduced in that prospective buyers may prefer a stock which does pay a dividend.

Potential volatility of stock price will affect the value of our common stock. There can be no assurance that an active public trading market can be established or sustained. Furthermore, if a regular trading market for the common stock is established, the shares could be subject to significant fluctuations in response to operating results and other factors, many of which are not within our control. Accordingly, you may not be able to obtain a satisfactory price for your shares if you need to sell some or all of your shares at a time when the shares may be depressed.

Item 3.  Properties.

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

Item 3. Legal Proceedings.

We are subject to litigation from time to time arising from our normal course of operations. Currently, the Company is not aware of any open litigation matters relating to the Company or its products.

Item 4. Submission Of Matters To A Vote Of Security Holders.

We did not hold a shareholders meeting during the time period covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters and Issuers Purchase of Equity Securities.

Our Common Stock is traded in the over-the-counter market and quoted on OTC BB under the symbol “VICI”. From time to time, a very small number of securities broker-dealers published only intermittent quotations for the Common Stock, and there was no continuous, consistent trading market. The trading volume in the Common Stock has been and is extremely limited. During the above period, the limited nature of the trading market created the potential for significant changes in the trading price for the Common Stock as a result of relatively minor changes in the supply and demand for Common Stock and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the period were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for the Common Stock.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

FISCAL YEAR 2005	HIGH BID	LOW BID
First Quarter	$.0.015	$0.005
Second Quarter	$0.01	$0.006
Third Quarter	$0.027	$0.0023
Fourth Quarter	$0.012	$0.0054

FISCAL YEAR 2004	HIGH BID	LOW BID
First Quarter	$.015	$.003
Second Quarter	.0225	.055
Third Quarter	.0225	.01
Fourth Quarter	.0225	.01

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

Holders

As of December 31, 2005, there were approximately 353 record owners of our common stock.

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

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

There have been no sales of unregistered securities within the last three years, which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for those already disclosed in the Form 10-QSBs and Form 8-Ks filed during the 2005 calendar year, all of which are incorporated by reference herein.

Transfer Agent

The transfer agent for our Common Stock is Action Stock Transfer Corporation located at: 7069 S. Highland Dr, Suite 300, Salt Lake City, Utah 84121.

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

Financial Condition And Changes In Financial Condition

Overall Operating Results

We did not have any zeolite sales or sales of any Company products for the year ended December 31, 2004 and 2003. We anticipate that increased marketing efforts for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur or that our patent application will be approved. Operating expenses were $655,224 for the current year and were primarily incurred for professional, legal, accounting and consulting fees incurred in connection with the compliance costs incurred with filing requirements with the SEC and with its application to the General Services Administration to list our products on the GSA Advantage website. The comparable operating expenses for the prior year were $1,229,148. These expenses were incurred for consulting fees that relate to the registering of our securities in connection with the filing of SEC form 10KSB as well as general business development; management fees paid to our Chief Executive Officer in lieu of wages; licenses and fees for registering our securities; professional fees for legal and accounting fees for completing our quarterly filing requirements for the Securities and Exchange Commission; travel expenses for marketing and attending trade shows and non-cash charges for services rendered where the payee accepted our common stock in lieu of cash.

We incurred a net loss for the year ended December 31, 2005 of $654,314 as compared to a net loss of $1,215,498 for the year ended December 31, 2004. The 2004 losses were attributable to the aforementioned operating expenses, and the discontinued operations of New Wave Media.

Results of Operations for year ended December 31, 2005 as compared with the prior year ended December 31, 2004.

We generated $4,385 in revenues during the year ended December 31, 2005 versus $1,290 for the year ended December 31, 2004.

Operating Expenses

We have accumulated $6,454,393 of net operating loss carry forwards as of December 31, 2005, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is almost a 100% chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards is offset by valuation allowance of the same amount.

Debt Settlement and Consulting Services

 Selling, general and administrative expense decreased $573,044 to $653,065 for the year ended December 31, 2005 compared with $1,226,109 for the year ended December 31, 2004. This decrease is primarily attributable to a reduction of $568,946 of consulting and legal expenses in 2005.

In 2005, the Company paid $389,721 management, director, legal and consulting fees through the issuance of the Company’s common stock.

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

The following table more fully illustrates the shares issued and/or paid for debt or services during the years ended December 31, 2005 and December 31, 2004:

STOCK ISSUANCES	REASON SHARES ISSUED	NUMBER OF SHARES ISSUED	AMOUNT (as reflected in the Company’s Financial Statements)

2004 Stock Issuances

Stock issued to pay $325,426 of debt	Debt	30,199,305	$448,380.00

Stock issued to pay for legal services	Services	1,500,000	$15,000.00

Stock issued to pay for management & board fees	Services	29,395,700	$315,515.18

Stock issued for new business development	Services	16,700,216	$186,722.82

2005 Stock Issuances

Stock issued to pay debt	Debt	26,725,000	$308,721

Stock issued to pay for legal services	Services	8,200,000	$81,000

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

Plan of Operation for the Next Twelve Months

Fertilizer Business

In the past year the Company has made progress in marketing the Envirolizer product to large potential customers. A preeminent sod farm in Southern California has agreed to conduct a one acre test. Such tests have been conducted in the past and we are confident that the results will convince the sod company to begin to implement Envirolizer in the balance of their properties as well as influence other sod companies to begin using the product. This influential sod company has approximately 1000 retail outlets in the form of garden centers, nursery stores and landscape companies that will directly hear the Envirolizer story from the sod company. Our own labeling is being discussed. Sod beds are often alternated with vegetable crops and it is anticipated that the clear benefits of Envirolizer will be demonstrated for several growing seasons in sod as well as in alternated crops. This way we hope to attract further agricultural and horticultural interest.

Victor Industries has made progress in securing sales in Mainland China. We have developed a contact that has gained permission to conduct tests of Envirolizer at a prominent Chinese University, a necessary prerequisite for significant sales on the mainland. Awareness of the products ability to mitigate nitrogen compounds from migrating into the water table is of much interest to those in Beijing preparing for the 2008 Olympics.

Victor Industries has won approval to clean the waters of the Lakeside Shrine in Pacific Palisades, California to demonstrate the effectiveness of our products in absorbing ammonium produced by the large coy that live in the lake.
The shrine is well known and we believe our success there will lead to publicity regarding our products that no amount of advertising dollars could pay for.

The management has continued development of a diagnostic cat litter. Economic sources have been found for the three main components necessary to produce a cat premium cat litter which is capable of diagnosing FUS Feline Urinary Syndrome which effects as many as sixty percent of all cats and is often fatal if not diagnosed in a timely fashion.

Long-term price stability contracts are in process to ensure economical exclusive access to the world largest and purest form of the primary mineral which is the basis to all our products.

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

VICTOR INDUSTRIES, INC. AND SUBSIDIARY FINANCIAL REPORT DECEMBER 31, 2005

C O N T E N T S

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Victor Industries, Inc. and Subsidiary
Missoula, Montana

We have audited the accompanying consolidated balance sheet of Victor Industries, Inc. and Subsidiary as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Victor Industries, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

April 9, 2006
Seattle, Washington

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
Current Asset
Cash	$ 2,702
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 438,245
Notes payable, related parties	157,806
Liabilities of discontinued operations	169,850
Total current liabilities	765,901
Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000 shares authorized,
263,941,913 shares issued and outstanding	26,395
Common stock issuable, 7,500,000 shares	750
Stock subscription receivable	(54,200)
Additional paid-in capital	5,718,250
Accumulated deficit	(6,454,394)
Total stockholders' deficit	(763,199)
$ 2,702

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004
	2005	2004
Revenue	$ 4,385	$ 1,290
Cost of sales	1,567	3,220
Gross margin	2,818	(1,930)
Operating expenses
Selling and administrative	653,065	1,226,109
Depreciation	2,159	3,039
	655,224	1,229,148
Other income (expense)	(1,908)	28,340
Loss from continuing operations	(654,314)	(1,202,738)
Discontinued operations
Loss from operations of New Wave Media		(12,760)
Net loss	$ (654,314)	$ (1,215,498)

Net loss per common share (basic and fully diluted)
Continuing operations	$ (0.00)	$ (0.01)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$ (0.00)	$ (0.01)
Weighted average number of shares outstanding	234,604,413	171,655,026

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2005 and 2004
	Common Stock		Common Stock Issuable		Additional Paid-in Capital	Stock Subscription Receivable
	Number of Shares	Amount	Number of Shares	Amount			Accumulated Deficit	Total
Balance at December 31, 2003	151,221,692	$ 15,122	-	$ -	$4,374,934	$ (54,200)	$(4,584,582)	$ (248,726)
Common stock issued for debt
settlement	30,199,305	3,020			445,360			448,380

Payment on subscription	47,595,916	4,760	7,500,000	750	511,728			517,238
Net loss							(1,215,498)	(1,215,498)
Balance at December 31, 2004	229,016,913	22,902	7,500,000	750	5,332,022	(54,200)	(5,800,080)	(498,606)
Common stock issued for debt
settlement, related parties	26,725,000	2,673			306,048			308,721
Common stock issued for services	8,200,000	820			80,180			81,000
Net loss							(654,314)	(654,314)
Balance at December 31, 2005	263,941,913	$ 26,395	7,500,000	$ 750	$5,718,250	$ (54,200)	$(6,454,394)	$ (763,199)

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004
	2005	2004
Cash flows from operating activities
Net loss	$ (654,314)	$(1,215,498)
Adjustments to reconcile net loss to net cash used in
operating activities
Common stock issued for services	81,000	517,238
Depreciation	2,159	3,039
Change in assets and liabilities
Prepaid expenses	10,956	94,044
Accounts payable and accrued expenses	455,212	137,731
Liabilities of discontinued operations		8,630
Net cash used in operating activities	(104,987)	(454,816)
Cash flows from financing activities
Proceeds from notes payable, related parties	107,670	454,729
Net change in cash	2,683	(87)
Cash at beginning of the year	19	106
Cash at end of the year	$ 2,702	$ 19
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -
Supplemental Non-cash Investing and Financing Activities
Non-cash transaction:
Common stock issued for debt settlement	$ 308,721	$ 448,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Significant Accounting Policies

The Company

Victor Industries, Inc. was incorporated on January 19, 1926, as Omo Mines Corporation under the Laws of the State of Idaho. On November 14, 1936, the name was changed to Kaslo Mines Corporation. On December 24, 1977, the name was changed to Victor Industries, Inc.

The Company was originally organized to purchase and develop mining properties. On December 31, 1988, the Company sold its assets, net of liabilities, and the Company became inactive. In 1993, the Company began zeolite mining and marketing operations. Zeolite is an ammonia absorbent, air purifier and hazardous waste absorbent. The Company is presently refining a product made of zeolite, which can be used in fertilizer to reduce pollution of streams and rivers. A patent has been applied for on a preliminary basis. The Company extracts zeolite by utilizing independent contractors at a property in Owhyee County, Idaho. Private contractors do the milling, manufacturing and packaging. The Company does not own any mining or manufacturing equipment or facilities and has not realized significant revenue from zeolite products during the years ended December 31, 2005 and 2004. The Company owns mineral claims, as evidenced by right of title with the Bureau of Land Management, two of which are located in Pershing County, Nevada, which have not been developed and two zeolite claims in Owhyee County, Idaho. The Company currently has one operating segment.

The Company's office space is provided on a rent-free basis by the Chief Executive Officer of the Company. Due to limited Company operations, any facilities expenses are not material and have not been recognized in these consolidated financial statements.

Going Concern

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit at December 31, 2005. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) attempting to establish a market for its zeolite products; (b) attempting to raise additional capital and/or other forms of financing; (c) controlling overhead and expenses; and (d) considering other business alternatives. There can be no assurance that any of these efforts will be successful.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Victor Industries and its wholly owned subsidiary, New Wave Media (collectively the "Company"). All inter-company accounts and transactions have been eliminated.

Discontinued Operations

Loss from discontinued operations in 2004 on the statement of operations includes expenses of New Wave Media which operated a radio station. The radio station was shut down in 2003, so the operations of New Wave Media have been reflected as discontinued operations in these consolidated financial statements. There were no revenues in 2004 from discontinued operations.

Notes Payable, Related Parties

The Company has notes payables to two stockholders. The notes are due on demand, are unsecured, and have no stated interest rate.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and accrued expenses, notes payable, related parties, and liabilities of discontinued operations. The fair value of these financial instruments approximates the carrying amounts due to the short-term nature.
Revenue Recognition

The Company recognizes revenue when a sale is made, the fee is fixed and determinable, collectibility is probable, and no additional services on behalf of the Company are required. All of the revenue received in 2005 was from one customer.

Comprehensive Income

The Company had no items of other comprehensive income in 2005 or 2004.

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

Earnings per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive securities. There were no dilutive securities outstanding at December 31, 2005 or 2004. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company expects this statement to have no impact on its consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition of the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company expects this statement to have no impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment, an Amendment of SFAS No. 123" ("SFAS No. 123(R)"). SFAS No. 123(R) requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) is effective beginning in the Company's first quarter of fiscal 2006. The Company expects this statement to have no impact on its consolidated financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments,'" which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Note 2. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2005, the Company did not have any income for tax purposes and therefore, no tax liability or expense has been recorded in these consolidated financial statements. This differs from the statutory rates applied to the losses primarily because of the full valuation allowance applied to the deferred tax asset arising from net operating loss carryforwards.

The Company has tax losses of approximately $5,350,000 available to reduce future taxable income. The tax losses begin to expire in 2015.

The deferred tax asset associated with the tax loss carryforward is approximately $1,819,000. The Company has provided a valuation allowance against the deferred tax asset. The valuation allowance increased by $209,000 in 2005 and $40,000 in 2004.

Note 3. Subsequent Event

Subsequent to year end, the Company issued a total of 188,511,320 shares of common stock for debt settlement and 47,724,720 shares of common stock for services rendered.

As of the date of this report, the Company is in negotiations with another company to complete a merger with that company. However, terms are still being negotiated and no definitive agreement has been signed. There can be no assurance that an agreement will be reached.

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

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2005, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. This disclosure is based on a review of the forms submitted to the Company during, and with respect to, its fiscal year ended December 31, 2005.

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

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the year ended December 31, 2005 to the Company’s Chief Executive Officer and President during such periods.

Summary Compensation Table

Executive Compensation:

Name and Position	Year	Annual Comp	Long Term Compensation Awards—Securities Underlying Stock Options
Lana Pope	2005	$51,000
Dave Boulter	2005	$39,000

There were no stock options granted or exercised by the named executive directors in 2005.

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

Item 12. Certain Relationships And Related Transactions.

None

Item 13. Exhibits, Lists And Reports On Form 8-K.

None.

Item 14. Principal Accountant Fees And Services.

Audit Fees

The aggregate fees billed or estimated to be billed to us for professional services rendered by Peterson Sullivan, PLLC, for the audit of our annual financial statements, review of financial statements included in our annual reports or services normally provided by our accountants in connection with statutory and regulatory filings or engagements were $16,700 and $21,392 for 2005 and 2004, respectively.

Audit-Related Fees.

During fiscal 2005 and fiscal 2004, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Tax Fees.

During fiscal 2005 and fiscal 2004, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

All Other Fees.

During fiscal 2005 and fiscal 2004, there were no fees billed to us for any other products or services provided by Peterson Sullivan, PLLC, other than the services reported above.

Pre-Approval Policies and Procedures.

The Board of Directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Board has no established policy regarding pre-approval of any audit or permissible non-audit services provided by the independent auditor.

Audit Committee and Other Committees.

As of December 31, 2005 our board of directors had not established an audit committee. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process.

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

DATE: April 16, 2006	VICTOR INDUSTRIES, INC. (Registrant) By: /s/ Lana Pope
Lana Pope Director, CEO and CFO

INDEX TO EXHIBITS

Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to pursuant to Rule 13a-14a and Rule 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to pursuant to Rule 13a-14a and Rule 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.