Form 10QSB
period 2006-03-31
VICTOR INDUSTRIES INC
filed 2006-05-22
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
_______________________________

FORM 10 – QSB
_______________________________

                                                                                                            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                                                                                                                       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

000-30237
(Commission File Number)

Victor Industries, Inc.
(Exact name of registrant as specified in its charter)

Idaho	91-0784114
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

180 Southwest Higgins Avenue
Missoula, Montana59803
 (Address of principal executive offices including zip code)

(406) 549-2261
(Registrant’s telephone number, including area code)

with a copy to:
SteadyLaw Group, LLP
3580 Utah Street
San Diego, CA92104
Tel: (619) 892-3006
Fax: (619) 330-1888

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
Yes ____     No   X

As of May 17, 2006, the Registrant had 500,177,953 shares outstanding of its common stock.

PART I.
Item 1.  FINANCIAL STATEMENTS

				VICTOR INDUSTRIES, INC.
				AND SUBSIDIARY

				Consolidated Balance Sheet
				(UNAUDITED)
March 31,					2006

Current Assets:
	Cash				$ 6,278
	Prepaid expenses				137,025
	Total Current Assets				$ 143,303

Liabilities and Stockholders' Deficit

Current Liabilities:
	Accounts Payable and Accrued Expenses				36,574
	Notes Payable-Related Parties				17,530
	Liabilities, net of assets, of discontinued operations-New Wave Media				169,850
		Total Current Liabilities			223,954

Stockholders' Deficit
	Common stock, $0.0001 par value, 1,000,000,000
			shares authorized, 500,177,953 shares
			issued and outstanding		50,018
	Common stock issuable, 7,500,000 shares				750
	Subscription Receivable				(54,200)
	Additional paid in capital				6,631,754
	Accumulated deficit				(6,708,972)

		Total stockholders' deficit			(80,651)

Total Liabilities and Stockholders' Deficit					$ 143,303

								VICTOR INDUSTRIES, INC.

								AND SUBSIDIARY

								Consolidated Statements of Stockholders' Deficit
								(UNAUDITED)

			Paid	Issuable	Common			Total
	Common	Common	In	Common	Stock	Subscription	Accumulated	Stockholders'
	Shares	Stock	Capital	Shares	Issuable	Receivable	Deficit	Deficit

Balance at December 31, 2003	151,221,692	$ 15,122	$ 4,374,934		$ -	$ (54,200)	$ (4,584,582)	$ (248,726)

Issued for payment of debt	30,199,305	3,020	493,362					496,383
Issued for services	47,595,916	4,760	359,476					364,235
			104,250	7,500,000	750			105,000
Net Loss							(1,215,498)	(1,215,498)

Balance at December 31, 2004	229,016,913	22,902	5,332,022	7,500,000	750	(54,200)	(5,800,080)	(498,606)

Issued for payment of debt	26,725,000	2,673	306,048					308,720
Issued for services	8,200,000	820	80,180					81,000

Net Loss							(654,314)	(654,314)

Balance at December 31, 2005	263,941,913	26,394	5,718,249	7,500,000	750	(54,200)	(6,454,394)	(763,199)

Issued for payment of debt	175,054,990	17,505	542,601					560,106
Issued for services	34,222,300	3,422	237,625					241,047
Issued for prepayment of expenses	26,958,750	2,696	133,279					135,975

Net Loss							(254,580)	(254,580)

Balance at March 31, 2006	500,177,953	$ 50,018	$ 6,631,754	7,500,000	$ 750	$ (54,200)	$ (6,708,972)	$ (80,651)

				VICTOR INDUSTRIES, INC.
				AND SUBSIDIARY

				Consolidated Statements of Operations
			(UNAUDITED)
			Period from
			January 1, 2006	January 1, 2005
			To	To
			March 31, 2006	March 31, 2005

Revenue			$ -	$ -

Cost of sales			-	-

Gross profit			-	-

Operating expenses
	Selling and administrative		253,751	111,878
	Depreciation and Amortization		-	760
	Other		-	307
		Total Costs and Expenses	253,751	112,945

Loss from continuing operations			(253,751)	(112,945)

	Interest Expense		(829)	-

Loss from continuing operations			(254,580)	(112,945)

Discontinued operations

	Loss from operations of New Wave Media		-	-

Net Loss			$ (254,580)	$ (112,945)

(Loss) earnings per weighted average share of
	common stock outstanding
		From continuing operations	$ (0.00)	$ (0.00)
		From discontinued operations	$ -	$ -

		Total (loss) earnings per share	$ (0.00)	$ (0.00)

Weighted Average Shares			326,428,891	236,516,913

				VICTOR INDUSTRIES, INC.
				AND SUBSIDIARY

				Consolidated Statements of Cash Flows
			(UNAUDITED)
			Period from
			January 1, 2006	January 1, 2005
			To	To
			March 31, 2006	March 31, 2005

Cash flows from operating activities:
	Net loss		$ (254,580)	$ (112,945)
	Adjustments to reconcile net loss to net cash provided by
	operating activities, net of effects from discontinued operations:
		Depreciation and amortization	-	760
		Common stock issued for services	241,047

Change in Assets and Liabilities
		Prepaid expenses	(1,050)	10,957
		Accounts payable and accrued expenses	158,435	79,810

Cash provided by Operating Activities			143,852	90,767

Provided (Used) by Financing Activities
	Loans from Shareholders		17,530
	Payments to Shareholders		(157,806)	21,850
Net cash provided by financing activities			(140,276)	21,850

Net increase in cash			3,576	112,617

Cash at beginning of period			2,702	19

Cash at end of period			$ 6,278	$ 112,636

SUPPLEMENTAL INFORMATION:

		Interest paid	$ -	$ -
		Taxes paid	$ -	$ -

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

		Common stock issued for debt	$ 560,106	$ -
		Common stock issued for prepaid services	135,975	13,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2006

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

Interim Period Financial Statements
The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2005 and 2004, included in the Company's annual reports on Form 10-KSB. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary (consisting of a normal recurring nature) to present a fair statement of the results of the interim periods presented.

The results of operation for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

Discontinued Operations
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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred continuing operating losses and has an accumulated deficit of $6,708,972 as of March 31, 2006. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Note 3. Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding at March 31, 2006 or 2005.

Common stock issuable is considered outstanding as of the original approved date for purposes of earnings per share computations.

Note 4. Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under  SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Note 5.  Subsequent Events

On April 20, 2006, Victor Industries, Inc. (the “Registrant”), with the approval of its Board of Directors, executed an Agreement and Plan of Merger ("APR Merger”) with San Diego, CA based Ethos Environmental, Inc. (“Ethos”), a Nevada corporation.

The closing of the APR Merger is still subject to various customary closing conditions, including but not limited to shareholder approval by both companies. Additionally, the APR Merger is subject to special closing conditions including effectuating a reverse stock split based on a ratio of approximately 1:1000 and the Registrant redomiciling to the State of  Nevada.

In April 2006 the Company cancelled 11,000,000 shares current being held by the Company on behalf of Black Star Petroleum.  The original transaction was recorded as a subscription receivable, but on December 31, 2003 the Company cancelled the transaction as a result of Black Star Petroleum in ability to pay the receivable.

In April 2006 the Company borrowed $4,500 from an officer and director, and $2,000 from a shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

The following management discussion and analysis relates to the business of Victor Industries, Inc., which develops, manufactures, and markets products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being nature's only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments. Clinoptilolite, one type of natural zeolite, is our primary focus. Clinoptilolite's absorption capabilities of ammonia provide a number of applications in the agricultural industry. We are primarily focusing on two zeolite compounds in order to produce revenue. We believe that the two primary sources of nitrate and phosphate pollution are fertilizers and large animal feeding operations.

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company’s revenues and gross margins increased significantly in recent periods, it has sustained significant operating losses in the first quarter of 2006 and the years 2005 and 2004. At March 31, 2006, the Company had stockholders’ deficit of $80,651 and a working capital deficiency of $80,651. The Company believes its resources are sufficient to fund its needs through mid second quarter of 2006 and it is considering alternatives to provide for its capital requirements for the balance of 2006 and beyond in order to continue as a going concern. Its liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent to which, if any, that revenue growth improves operating cash flows; (3) its investments in research and development, facilities, marketing, regulatory approvals, and other investments it may determine to make, and (4) the investment in capital equipment and the extent to which it improves cash flow through operating efficiencies. There are no assurances that it will be successful in raising sufficient capital.

FIRST QUARTER HIGHLIGHTS

During the period ended March 31, 2006, the Company had several important developments:

On or about January 5, 2006, in an effort to increase domestic awareness for its products, the Company finalized arrangements to test its organically formulated EnviroTurf(tm) with one of the largest sod and turf distributors/producers in America, Southern Sod. While results from such testing are not yet available, the Company anticipates that if such tests are successful, then the Company will be able to make substantial inroads into the lucrative domestic sod and turf market, paving the way for sales to numerous retail outlets which have strategic relationships with other sod and turf distributors. Testing is currently underway and results are expected in the near future.

In February 2006, internationally-renowned Chinese College Hangzhou Vocational Training College (HVTC), which has long-standing relationships with some of the most successful large scale private horticultural and agricultural enterprises on mainland China, has submitted a testing regime to Victor Industries that will test the effectiveness of its products on over 100 plant genera. HVTC has identified the Company’s EnviroTurf™ product as one of special interest due to its ability to effectively reduce water consumption by 50% and the need for fertilizer by some 80%.  It is anticipated that substantial orders will result from the successful testing and accreditation of our products by HVTC

Also in February 2006, the Company announced that the Self Realization Lakeside Shrine in Pacific Palisades, California, which attracts tens of thousands of visitors each year to its koi filled lake and serine seaside gardens approached the Company for assistance. The garden, with its central lake, was established in the late nineteen-thirties and is noted for the countless fifty year old koi which inhabit the lake; countless not because they are innumerable but because the lake has become so polluted the koi, once a main attraction of the gardens, can no longer be seen.

The primary mineral constituent of our organic product line can be ground to a sand like consistency and used as an excellent water filtration medium, less expensive and more effective than diatomaceous earth. Further, because of its cation exchange properties, our filter medium H2Only will naturally absorb the fish waste (ammonia compounds) clouding the lake. Limiting ammoniates will help control the growth of algae and contribute to the further clearing of the lake water.

Most remarkably, when the H2Only has become saturated with waste products it can be extracted from the lake and used as an excellent water retentive organic fertilizer in the surrounding gardens.

In addition to the above, the Company announced that negotiations with FSP China had been terminated.  During the quarter ended March 31, 2006, the Company entered into merger negotiations with Ethos Environmental, Inc. a Nevada corporation (“Ethos”) by executing a Letter of Intent on or about March 27, 2006 (as announced in a Press Release).  By way of Form 8-K filed on March 31, 2006, incorporated by reference herein, the Company announced that merger discussions with Ethos were progressing rapidly, and anticipated no hurdles in reaching a definitive agreement sometime shortly thereafter.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. For a summary of our significant accounting policies (which have not changed from December 31, 2005), see our annual report on Form 10-KSB for the period ended December 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2005

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison to Quarter Ended March 31, 2005

We had no zeolite sales for during the quarter ended March 31, 2006.  We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Selling & Administrative expenses incurred during the quarter totaled $253,751. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $11,525.
·	Accounting, audit and bookkeeping fees totaling approximately $12,775.

·	Business consulting fees of $227,247. Outside services of $1,250 Office expenses of $954
·	Advertising, promotion and related travel expenses of $0.

Similar expenses incurred for the quarter ended March 31, 2005 were $111,878 and were incurred primarily for consulting services of a similar nature.

Also, for comparison purposes, there were no newly issued shares for the payment of services during the period ended March 31, 2006, just as there were no new shares issued for services during the period ended March 31, 2005.

We incurred a net loss for the current quarter of $254,580 as compared to a net loss of $112,945 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Income Taxes

We have accumulated approximately $6,708,972 million of net operating loss carry-forwards as of March 31, 2006, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

We have been financed through related parties as there has been no substantial revenue generated to date. During the quarter ended March 31, 2006 the Company received $17,530 in loans from Penny Sperry, Lana Pope and Blue Rock Minerals, officers and shareholders.  They have agreed to accept restricted stock in satisfaction of the aforementioned loans and those payments for the period equal $157,806.   The Company did not engage in any offering of any kind during the quarter ended March 31, 2006.

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

RECENT DEVELOPMENTS AND VICTOR INDUSTRIES” PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Please see section entitled Overview and in particular the “First Quarter Highlights.”

Fertilizer Business

During 2005, and to date in 2006, the Company has made progress in marketing the Envirolizer product to large potential customers. A preeminent sod farm in Southern California has agreed to conduct a one acre test. Such tests have been conducted in the past and we are confident that the results will convince the sod company to begin to implement Envirolizer in the balance of their properties as well as influence other sod companies to begin using the product. This influential sod company has approximately 1000 retail outlets in the form of garden centers, nursery stores and landscape companies that will directly hear the Envirolizer story from the sod company. Our own labeling is being discussed.  Sod beds are often alternated with vegetable crops and it is anticipated that the clear benefits of Envirolizer will be demonstrated for several growing seasons in sod as well as in alternated crops.  This way we hope to attract further agricultural and horticultural interest.

Victor Industries has made progress in securing sales in Mainland China. We have developed a contact that has gained permission to conduct tests of Envirolizer at a prominent ChineseUniversity, a necessary prerequisite for significant sales on the mainland.  Awareness of the products ability to mitigate nitrogen compounds from migrating into the water table is of much interest to those in Beijing preparing for the 2008 Olympics.

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

If the merger agreement with Ethos closes as expected, the Company is expected to spin off its present operations into a new entity, Enviroteck Industrial Group, Inc., and issue a dividend share to all Company shareholders on the day prior to the closing of the anticipated merger with Ethos.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

New Wave Media Corp.

The station has been closed and all employees dismissed.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended March 31, 2006.

ITEM 5.  OTHER INFORMATION

Subsequent to the quarter ended March 31, 2006, by way of Form 8-K filed on or about April 24, 2006, the Company announced that it had executed a Definitive Material Agreement with Ethos, subject to shareholder approval.  On or about April 25, 2006, the Company filed a Preliminary Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934.  Each of these documents is fully incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

                The following reports on Form 8-K are incorporated by reference herein:

(a)                 Form 8-K filed on March 31, 2006.
(b)                 Form 8-K filed on April 24, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 22, 2006	VICTOR INDUSTRIES, INC. (Registrant) By: /s/ Lana Pope
Lana Pope Director, CEO and CFO