Form 10QSB
period 2006-06-30
VICTOR INDUSTRIES INC
filed 2006-08-22
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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
6151 Fairmount Ave., Suite 201
San Diego, CA 92120
Tel: (619) 399-3090
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
Yes ____ No   X

As of August 14, 2006, the Registrant had 489,177,953 shares outstanding of its common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2006

Table of Contents

Victor Industries, Inc.

Page
Part I.
FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheet (Unaudited)

Consolidated Statements of Operations (Unaudited)

Consolidated Statements of Cash Flows (Unaudited)

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis and Plan of Operation

Item 3. Controls and Procedures

Part II.
OTHER INFORMATION:
Item 1. Legal Proceedings

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

PART I.
Item 1. FINANCIAL STATEMENTS

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Balance Sheet

(Unaudited)
June 30,	2006

Current Assets:
Cash	$ 12,060
Prepaid expenses	105,474
Total Current Assets	$ 117,534

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 133,544
Notes Payable-Related Parties	56,907
Liabilities, net of assets, of discontinued operations-New Wave Media	169,850
Total Current Liabilities	360,301

Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000
shares authorized, 489,177,953 shares
issued and outstanding	48,918
Common stock issuable, 7,500,000 shares	750
Additional paid in capital	6,578,654
Accumulated deficit	(6,871,089)

Total stockholders' deficit	(242,767)

Total Liabilities and Stockholders' Deficit	$ 117,534

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Deficit

(Unaudited)

			Paid	Issuable	Common		Total Total
	Common	Common	In	Common	Stock	Subscription	Accumulated Stockholders
	Shares	Stock	Capital	Shares	Issuable	Receivable	Deficit	Deficit

Balance at December 31, 2005	263,941,913	26,394	5,718,249	7,500,000	750	(54,200)	(6,454,394)	(763,199)

Issued for payment of debt	175,054,990	17,505	542,601					560,106
Issued for services	34,222,300	3,422	237,625					241,047
Issued for prepayment of expenses	26,958,750	2,696	133,279					135,975

Net Loss							(254,580)	(254,580)

Balance at March 31, 2006	500,177,953	$ 50,018	$6,631,753	7,500,000	$ 750	$ (54,200)	$ (6,708,972)	$ (80,651)

Black Star Shares Held cancelled	(11,000,000)	(1,100)	(53,100)			54,200		-

Net Loss							(162,116)	(162,116)

Balance at June 30, 2006	489,177,953	48,918	6,578,654	7,500,000	750	-	(6,871,089)	(242,767)

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)
	Period from
	April 1, 2006	April 1, 2005
	To	To
	June 30, 2006	June 30, 2005

Revenue	$ -	$ 4,385

Cost of sales	-	1,092

Gross profit	-	3,293

Operating expenses
Selling and administrative	162,083	125,509
Depreciation and Amortization	-	760
Other	33	307
Total Costs and Expenses	162,116	126,576

Loss from continuing operations	(162,116)	(123,283)

Loss from operations of New Wave Media	-	-

Net Loss	$ (162,116)	$ (123,283)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$ (0.00)	$ (0.00)

Total (loss) earnings per share	$ (0.00)	$ (0.00)

Weighted Average Shares	490,507,623	236,672,957

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)
	Period from
	January 1, 2006	January 1, 2005
	To	To
	June 30, 2006	June 30, 2005

Revenue	$ -	$ 4,385

Cost of sales	-	1,092

Gross profit	-	3,293

Operating expenses
Selling and administrative	415,834	237,388
Depreciation and Amortization	-	1,519
Other	862	614
Total Costs and Expenses	416,696	239,521

Loss from continuing operations	(416,696)	(236,228)

Loss from operations of New Wave Media	-	-

Net Loss	$ (416,696)	$ (236,228)

(Loss) earnings per weighted average share of
common stock outstanding
From continuing operations	$ (0.00)	$ (0.00)

Total (loss) earnings per share	$ (0.00)	$ (0.00)

Weighted Average Shares	489,846,461	236,595,366

VICTOR INDUSTRIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)
	Period from
	January 1, 2006	January 1, 2005
	To	To
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net loss	$ (416,696)	$ (236,228)
Adjustments to reconcile net loss to net cash provided by
operating activities, net of effects from discontinued operations:
Depreciation and amortization	-	1,519
Common stock issued for services	241,047	1,300
Change in Assets and Liabilities
Prepaid expenses	30,500	(2,816)
Accounts Receivable		(4,434)
Accounts payable and accrued expenses	255,406	156,183
	Change in net assets and liabilities of discontinued operations	6
Cash provided by Operating Activities	110,257	(84,470)

Provided (Used) by Financing Activities
Loans from Shareholders	58,930	86,450
Payments to Shareholders	(159,828)	-
Net cash provided by financing activities	(100,898)	86,450

Net increase in cash	9,358	1,980

Cash at beginning of period	2,702	19

Cash at end of period	$ 12,060	$ 1,999

SUPPLEMENTAL INFORMATION:

Interest paid	$ -	$ -
Taxes paid	$ -	$ -

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt	$ 560,106	$ -
Common stock issued for prepaid services	135,975	13,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2006

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

The results of operation for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred continuing operating losses and has an accumulated deficit of $6,871,089 as of June 30, 2006. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Note 3. Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding at June 30, 2006 or 2005.

Common stock issuable is considered outstanding as of the original approved date for purposes of earnings per share computations.

Note 4. Stock Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related

Note 4. Stock Based Compensation (continued)

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

Since the Company did not issue stock options to employees during the six months ended June 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

In April 2006 the Company cancelled 11,000,000 shares current being held by the Company on behalf of Black Star Petroleum. The original transaction was recorded as a subscription receivable, but on December 31, 2003 the Company cancelled the transaction as a result of Black Star Petroleum in ability to pay the receivable.

Note 5. Related Party Transactions

During the quarter ended June 30, 2006 Penny Sperry, a former officer and director loaned the Company $10,500 and Lana Pope, the current CEO and director loaned the Company $21,530.

Note 6. Subsequent Events

On August 10, 2006 the Company issued the following shares of restricted common stock:

Payment of accrued expenses 21,346,351 shares equaling $103,500
Payment of debt 14,013,482 shares equaling $ 54,900
Payment of services 1,626,894 shares equaling $ 15,500

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company’s revenues and gross margins increased significantly in recent periods, it has sustained significant operating losses to date in 2006 and for the years ended 2005 and 2004. At June 30, 2006, the Company had stockholders’ deficit of $242,767 and a working capital deficiency of $242,767. The Company believes its resources are sufficient to fund its needs through of the end of the third quarter 2006 and it is considering alternatives to provide for its capital requirements for the balance of 2006 and beyond in order to continue as a going concern. Its liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent to which, if any, that revenue growth improves operating cash flows; (3) its investments in research and development, facilities, marketing, regulatory approvals, and other investments it may determine to make, and (4) the investment in capital equipment and the extent to which it improves cash flow through operating efficiencies. There are no assurances that it will be successful in raising sufficient capital.

SECOND QUARTER HIGHLIGHTS

During the period ended June 30, 2006, the Company had several important developments:

(1)
On April 20, 2006, the Registrant, with the approval of its Board of Directors, executed an Agreement and Plan of Merger ("APR Merger”) with San Diego, CA based Ethos Environmental, Inc. (“Ethos”), a Nevada corporation. The closing of the APR Merger is still subject to various customary closing conditions, including but not limited to shareholder approval by both companies. Additionally, the APR Merger is subject to special closing conditions. A Form 8-K filed by the Registrant on April 24, 2006, incorporated herein by reference, discusses the APR Merger in greater detail.

Subsequent to the quarter ended June 30, 2006, the Company announced the following:

(1)
The Registrant, on or about July 20, 2006, concluded preliminary discussions with one of the top ten largest wine producers in the United States for a test of Victor's Envirolizer. Tests conducted in Europe have shown adding the main constituent of Envirolizer's formula increased fruit yield by as much as thirty percent. With vineyard establishment costs doubling in the past decade, the identification of adapted grape cultivars and soil additives which maximize their chances of successful introduction will allow growers to avoid significant losses associated with planting non-adapted cultivars. We are currently formulating a protocol for the proposed test and reviewing the request from the grower for exclusive use of Envirolizer in the area viticulture for a period of 3 years.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2005

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison to Quarter Ended June 30, 2005

We had no zeolite sales for during the quarter ended June 30, 2006.  We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Selling & Administrative expenses incurred during the quarter totaled $162,083. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $23,050.
·	Accounting, audit, bookkeeping and director fees totaling approximately $53,800.

·	Business consulting fees of $84,132. Outside services of $118. Office expenses of $432.
·

Similar expenses incurred for the quarter ended June 30, 2005 were $125,509 and were incurred primarily for consulting services of a similar nature.

Also, for comparison purposes, there were no newly issued shares for the payment of services during the period ended June 30, 2006, just as there were no new shares issued for services during the period ended June 30, 2005.

We incurred a net loss for the current quarter of $162,116 as compared to a net loss of $123,283 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Income Taxes

We have accumulated approximately $6,871,089 million of net operating loss carry-forwards as of June 30, 2006, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

We have been financed through related parties as there has been no substantial revenue generated to date. During the quarter ended June 30, 2006 the Company received $58,930 in loans from Penny Sperry, Lana Pope and Blue Rock Minerals, officers and shareholders. They have agreed to accept restricted stock in satisfaction of the aforementioned loans and those payments for the period equal $54,900. The Company did not engage in any offering of any kind during the quarter ended June 30, 2006.

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

Please see section entitled Overview and in particular the “Second Quarter Highlights.”

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended June 30, 2006. However, the Company did file a Preliminary Schedule 14A on April 25, 2006. Presently, the Company is working diligently to respond to certain comments by the Commission and expects that a response will completed no later than August 31, 2006, thereby allowing the Company to refile the Preliminary 14A incorporating a response to the Commission’s comments. The Preliminary 14A is incorporated by reference herein.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on or about April 24, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 21, 2006	VICTOR INDUSTRIES, INC. (Registrant) By: /s/ Lana Pope
Lana Pope Director, CEO and CFO