Form 10QSB
period 2006-09-30
Ethos Environmental, Inc.
filed 2006-11-20
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

000-30237
(Commission File Number)

Ethos Environmental, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0467241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7015 Alamitos Ave.
San Diego, CA 92154
(Address of principal executive offices including zip code)

(619) 575-6800
(Registrant’s telephone number, including area code)

with a copy to:
SteadyLaw Group, LLP
Tel: (619) 399-3090
Fax: (619) 330-1888

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |   |  No |X|

As of the close of business on November 15, 2006, there were 478,209 shares of the issuer's common stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |   |  No |X|

Quarterly Report on FORM 10-QSB For The Period Ended

September 30, 2006

Table of Contents

Ethos Environmental, Inc.

Part I.
FINANCIAL INFORMATION:
	Item 1. Financial Statements:	FS -1
Consolidated Balance Sheet (Unaudited)

Consolidated Statements of Stockholders Deficit (Unaudited)

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

SIGNATURES

EXHIBITS

PART I.
Item 1. FINANCIAL STATEMENTS

VICTOR INDUSTRIES, INC.
AND SUBSIDIARY
(now known as Ethos Environmental, Inc.)
Consolidated Balance Sheet
(UNAUDITED)
September 30, 2006

Current Assets:
Cash	$ 2,702
Prepaid expenses	63,360
Total Current Assets	$ 66,062

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 179,485
Notes Payable-Related Parties	53,122
Liabilities, net of assets, of discontinued operations-New Wave Media	87,827
Total Current Liabilities	320,434

Stockholders' Deficit
Common stock, $0.0001 par value, 1,000,000,000
shares authorized, 438,471 shares
issued and outstanding	44
Common stock issuable, 6,250 shares	1
Additional paid in capital	6,792,863
Accumulated deficit	(7,047,280)

Total stockholders' deficit	(254,372)

Total Liabilities and Stockholders' Deficit	$ 66,062

						VICTOR INDUSTRIES, INC. AND SUBIDIARY (now known as Ethos Environmental, Inc.)
					Consolidated Statements of Stockholders' Deficit For the Nine months Ended September 30, 2006 (UNAUDITED)
			Paid	Issuable	Common			Total
	Common	Common	In	Common	Stock	Subscription	Accumulated	Stockholders'
	Shares	Stock	Capital	Shares	Issuable	Receivable	Deficit	Deficit

Balance at December 31, 2005	219,952	$22	$5,718,249	6250	$1	$(54,200)	$(6,454,392)	$(790,320)
								$-
								$-
Issued for payment of debt	145,878	$15	$542,602					$542,617
Issued for services	28,519	$3	$237,625					$237,628
Issued for prepayment of expenses	22,466	$2	$133,279					$133,281
								$-
Net Loss							$(254,580)	$(254,580)

Balance at March 31, 2006	416,815	$42	$6,631,755	6250	$1	$(54,200)	$(6,708,972)	$(131,374)
								$-
Black Star Shares Held cancelled	(9,167)	$(1)	$(53,100)			$54,200		$1,099
								$-
Net Loss							$(162,116)	$(162,116)

Balance at June 30, 2006	407,648	$41	$6,578,655	6,250	$1	$-	$(6,871,088)	$(292,391)

Stock issued for Notes Payable - Related Party	17,789	$2	$96,690					$96,692
Stock issued for expenses	1,356	$-	$14,760					$14,760
Stock issued for accrued liabilities	11,678	$1	$49,437					$49,438
								-
Effects of reverse stock split (1 for 1200)			$53,321					$53,321
								-
Net Loss							$(176,192)	$(176,192)

Balance at September 30, 2006	438,471	$44	$6,792,863	6,250	$1	$-	$(7,047,280)	$(254,372)

	VICTOR INDUSTRIES, INC.
	AND SUBSIDIARY (now known as Ethos Environmental, Inc.)

	Consolidated Statements of Operations
	(UNAUDITED)
	Period from
	July 1, 2006	July 1, 2005
	To	To
	September 30, 2006	September 30, 2005

Revenue	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling and administrative	175,866	138,916
Depreciation and Amortization	-	640

Total Operating Expenses	175,866	139,556

Loss from continuing operations	(175,866)	(139,556)

Interest and Other Expenses	(326)	(666)

Net Loss	$ (176,192)	$ (140,222)

Basic and diluted loss per weighted average share of
common stock outstanding

Total (loss) earnings per share	$ (0.00)	$ (0.00)

Weighted Average Shares	424,735	197,264

	VICTOR INDUSTRIES, INC.
	AND SUBSIDIARY (now known as Ethos Environmental, Inc.)

	Consolidated Statements of Operations
	(UNAUDITED)
	Period from
	January 1, 2006	January 1, 2005
	To	To
	September 30, 2006	September 30, 2005

Revenue	$ -	$ 4,385

Cost of sales	-	1,567

Gross profit	-	2,818

Operating expenses
Selling and administrative	591,700	376,028
Depreciation and Amortization	-	2,159
	-	-
Total Operating Expenses	591,700	378,187

Loss from continuing operations	(591,700)	(375,369)

Interest and Other Expenses	(1,188)	(1,280)

Net Loss	$ (592,888)	$ (376,649)

Basic and diluted loss per weighted average share of
common stock outstanding

Total (loss) earnings per share	$ (0.00)	$ (0.00)

Weighted Average Shares	386,296	197,197

	VICTOR INDUSTRIES, INC.
		AND SUBSIDIARY
		(now known as Ethos Environmental, Inc.
	Consolidated Statements of Cash Flows
	(UNAUDITED)
	Period from
	January 1, 2006	January 1, 2005
	To	To
	September 30, 2006	September 30, 2005

Cash flows from operating activities:
Net loss	$ (592,888)	$ (376,649)
Adjustments to reconcile net loss to net cash provided by
operating activities, net of effects from discontinued operations:
Depreciation and amortization	-	2,159
Common stock issued for expenses	255,971	13,000
Change in Assets and Liabilities
Prepaid expenses	72,615	10,957
Accounts Receivable		(49)
Accounts payable and accrued expenses	203,372	259,525
Change in net assets and liabilities of discontinued operations		6
Cash used in Operating Activities	(60,930)	(91,051)

Provided (Used) by Financing Activities
Loans from Shareholders	60,930	91,070
Net cash provided by financing activities	60,930	91,070

Net increase in cash	0	19

Cash at beginning of period	2,702	219

Cash at end of period	$ 2,702	$ 238

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for accrued expenses	$ 544,154
Common stock issued for debt	$ 165,614	$ -
Common stock issued for expenses	$ 255,971
Common stock issued for prepaid services	$ 135,975	13,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2006

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

On April 20, 2006, Victor Industries, Inc. (the “Registrant”), with the approval of its Board of Directors, executed an Agreement and Plan of Merger ("APR Merger”) with San Diego, CA based Ethos Environmental, Inc. (“Ethos”), a Nevada corporation. See Note 7.

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

The results of operation for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

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

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred continuing operating losses and has an accumulated deficit of $7,047,280 as of September 30, 2006. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares and loans from shareholders. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Note 3. Earnings Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding at September 30, 2006 or 2005.

Common stock issuable is considered outstanding as of the original approved date for purposes of earnings per share computations.

As a result of the 1 for 1,200 reverse stock split effective November 16, 2006 (Note 7), all per share amounts have been restated to reflect the retroactive effect of the reverse stock split.

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

As of January 1, 2006, the Company adopted SFAS No. 123(R) “share-based payments” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the nine months ended September 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Note 5. Related Party Transactions

During the quarter ended September 30, 2006 Penny Sperry, a former officer and director loaned the Company $3,500.

Note 6. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

Note 7. Subsequent Events

Acquisition

In November 2006, the Company executed a 1 for 1,200 share reverse stock split. Also in November 2006, the Company completed a merger with San Diego, CA based Ethos Environmental, Inc. (“Ethos”), a Nevada corporation. In exchange for all of the issued and outstanding shares of Ethos, the Company issued 17,718,187 post-split shares of common stock. There was no other consideration paid between the parties.

As a result of the issuance of the shares to Ethos, the controlling shareholders of Ethos acquired 97% voting control of the Company by way of their investment in Ethos. Accordingly, consistent with SFAS No. 141, a reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, Ethos is considered to be the accounting acquirer and the Company is considered the accounting target.

Subsequent to the merger, the Company has redomiciled to Nevada, changed its name to Ethos Environmental, Inc. and has adopted the business plan of Ethos. Accordingly, the management team of the Company was replaced with the management team of Ethos.

The Company is currently determining the amount of the purchase price and the appropriate treatment of any resulting intangible assets that may arise from any excess of purchase price over the net book value of assets acquired should any such excess result.

Stock Issuances

There were 47,685,805* shares issued for services subsequent to the quarter ended September 30, 2006.

*On a post reverse split basis, above number represents 39,739 shares of Ethos Environmental, Inc. as of November 16, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

*THE INFORMATION SET FORTH HEREIN IS FOR THE QUARTER ENDED SEPTEMBER 30, 2006 AND PERTAINS ONLY TO THE REGISTRANT’S OPERATIONS DURING SUCH QUARTER.

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company’s revenues and gross margins increased significantly in recent periods, it has sustained significant operating losses in the first nine months of 2006 and the years 2005 and 2004. At September 30, 2006, the Company had stockholders’ deficit of $254,372 and a working capital deficiency of $254,374. The Company believes its resources are sufficient to fund its needs through mid second quarter of 2006 and it is considering alternatives to provide for its capital requirements for the balance of 2006 and beyond in order to continue as a going concern. Its liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent to which, if any, that revenue growth improves operating cash flows; (3) its investments in research and development, facilities, marketing, regulatory approvals, and other investments it may determine to make, and (4) the investment in capital equipment and the extent to which it improves cash flow through operating efficiencies. There are no assurances that it will be successful in raising sufficient capital.

THIRD QUARTER HIGHLIGHTS

During the period ended September 30, 2006, the Company had several important developments:

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

(2)
During the quarter ended September 30, 2006, a meeting was held in Los Angeles, California with principals of the venture capital firm FutureVest () Of most immediate common interest was a newly acquired organic fertilizer manufacturing company in northern China. Arrangements have been made to ship samples of the appropriate agricultural ground zeolite to that entity. Further, as FutureVest has several investments in cement manufacturing companies in northern China an interest was express in the aggregate qualities of zeolites when used in cements plaster and stucco. Technical data will be exchanged between FutureVest and Jose Gonzales PhD., noted zeolite expert and consultant to the Company.

Subsequent to the quarter ended September 30, 2006, the Company announced the following:

(1)
The Company, on November 2, 2006, closed on the pending merger with Ethos Environmental. Immediately thereafter, the Company filed its Amended Articles of Incorporation by filing a Certificate of Amendment with the Secretary of State of Idaho effectuating a reverse stock split of one 1 for 1,200. Following this, the Company redomiciled to Nevada and changed its name to Ethos Environmental, Inc.

(2)	In connection with the merger, the former Directors resigned, and Enrique de Vilmorin, Luis Willars and Jose Manuel Escobedo were appointed directors of the Company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results - Comparison to Quarter Ended September 30, 2005

We had no zeolite sales for during the quarter ended September 30, 2006.  We anticipate that increased marketing efforts and the successful approval of our patent for the fertilizer compound in the future will generate the required revenues to sustain our anticipated growth. There can be no assurances that such sales will occur.

Selling & Administrative expenses incurred during the quarter totaled $175,866. These expenses were incurred primarily for the following reasons:

·	Legal fees of approximately $23,050.
·	Accounting, audit, bookkeeping and director fees totaling approximately $53,900.

·	Business consulting fees of $98,250. Outside services of $315. Office expenses of $31.

Similar expenses incurred for the quarter ended September 30, 2005 were $138,916 and were incurred primarily for consulting services of a similar nature.

Also, for comparison purposes, there were no newly issued shares for the payment of services during the period ended September 30, 2006, just as there were no new shares issued for services during the period ended September 30, 2005.

We incurred a net loss for the current quarter of $176,192 as compared to a net loss of $140,222 for the comparable prior year quarter. These losses were attributable to the aforementioned operating expenses.

Income Taxes

We have accumulated approximately $7,047,280 of net operating loss carry-forwards as of September 30, 2006, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

We have been financed through related parties as there has been no substantial revenue generated to date. During the quarter ended September 30, 2006 the Company received $60,390 in loans from Penny Sperry, Lana Pope and Blue Rock Minerals, officers and shareholders. They have agreed to accept restricted stock in satisfaction of the aforementioned loans and those payments for the period equaled $211,174. The Company did not engage in any offering of any kind during the quarter ended September 30, 2006.

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

RECENT DEVELOPMENTS AND VICTOR INDUSTRIES” PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Please see section entitled Overview and in particular the “Third Quarter Highlights.”

On a going forward basis, now that the merger has been closed, our Plan of Operations for the next twelve months is as follows:

Since inception in 2000, Ethos Environmental has grown its customer base to thousands of diverse clients in over 15 countries worldwide, using the most effective sales tool possible - a product that works! In addition to an effective and desirable product, the company’s success also derives from the careful development and tenacious implementation of a structured “proof-of-concept” marketing strategy.

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005. Even more significant growth is anticipated for 2006, with sales in established markets in the U.S., China, Ecuador and Europe expected to top current forecasts. Furthermore, market implementation plans anticipate growth in 2006 and beyond, leading to gross multi million sales in 2008. These projections are based on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets.

Looking forward, marketing will constitute a significant portion of company expenditures as Ethos Environmental continues to develop sales of new ester-based fuel and engine enhancing products. We are in the process of developing new products covering areas of synthetic oils, sulfur substitutes, and varied formulations of the original Ethos FR and its enhancements.

In addition, we will continue to initiate patents to cover ongoing development of a new engine design that combines past, present and state-of-the-art technologies. This new system generates rotary shaft power using only a fraction of the fuel consumed by today’s internal combustion engines, and testing has yielded power output that rivals current technologies with just a fraction of the emissions. We have great hope that this project will revolutionize power generation as we know it, significantly easing pollution from the usage of fossil fuels.

The management of Ethos Environmental is excited by the enthusiastic acceptance that Ethos FR products have received - domestically and all around the world. We are proud to provide a product that is part of the solution to the high cost of fuel and the health costs of environmental pollutants. Since inception management has been focused on the development of a solid infrastructure, building relationships and establishing the foundation of a business that will continue to grow - non-stop - into the future.

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

Victor Industries has won approval to clean the waters of the Lakeside Shrine in Pacific Palisades, California to demonstrate the effectiveness of our products in absorbing ammonium produced by the large koi that live in the lake. The shrine is well known and we believe our success there will lead to publicity regarding our products that no amount of advertising dollars could pay for.

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

Now that the merger has been consummated, new management of the Company has indicated that they are unsure as of yet whether they will continue operations of the pre-transaction Company.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on our operations in the future.

New Wave Media Corp.

The station has been closed since 2004 and all employees dismissed.

BUSINESS OF REGISTRANT AS OF NOVEMBER 2, 2006

Ethos Environmental manufactures and distributes an array of proprietary fuel reformulating products under the name Ethos FR, Ethos Fuel Reformulators.

Ethos FR is a unique line of fuel reformulators based on a blend of high quality, non-toxic, non-petroleum based esters. When added to any fuel, these specially designed esters add cleaning and lubricating properties. They make engines run more efficiently - smoother, cooler and cleaner. Ethos FR improves the formula of commonly used fuels such as gasoline, diesel, methanol, ethanol, CNG or bio-diesel. Only the elements of carbon, hydrogen and oxygen are used in Ethos FR products and are 99.9% clean upon ignition, ashless upon combustion and free of carcinogenic compounds.

Over the last decade, the unmatched value of Ethos FR products has been proven through millions of miles of on-the-road testing. On average, customers have achieved a 7% to 19% increase in fuel mileage, and more than a 30% reduction in emissions.

As environmental entrepreneurs, the management at Ethos Environmental seeks both a cleaner environment and economic success. As the name Ethos suggests, we are committed to the highest ethical standards - in the product that we sell, in the relationship with our clients, and in the conduct of our business. The Company’s approach is to sell Ethos FR“one gallon at a time”, earning the trust and loyalty of each customer by providing products that perform as promised and make a positive difference in the world.
The mission of Ethos Environmental is to be recognized as the industry standard for high quality, non-toxic cleaning and lubricating products that increase fuel mileage and reduce emissions.

Ethos Environmental customers exist everywhere that budgets are affected by the rising cost of fuel and where solutions are sought for the pervasive ills of air pollution. Our customers are motivated both by cost savings and environmental concerns, and it is our mission to provide products to meet their needs, risk free, and at an economic gain to every client.

Furthermore, it is our goal to build on our success in the domestic U.S. market and continue to grow internationally, offering the benefits of Ethos FR products to companies and countries around the world.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the quarter ended September 30, 2006. However, the Company did file a Definitive Schedule 14A on October 4, 2006.

A majority of security holders voted in favor of all seven items submitted to a vote, including the merger and reverse stock split.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on or about November 7, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 20, 2006	ETHOS ENVIRONMENTAL, INC. (Registrant) By: /s/ Enrique de Vilmorin
Enrique de Vilmorin Director, CEO and CFO