Form 10KSB
period 2006-12-31
Ethos Environmental, Inc.
filed 2007-04-17
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number:   000-26673

ETHOS ENVIRONMENTAL, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	88-0467241
(State or Other Jurisdiction	IRS Employer
of Incorporation or Organization)	Identification Number

6800 Gateway Park
San Diego, CA 92154
(619) 575-6800
(Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Over-the-Counter Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2006: $4,768,013.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $85,254,407 as of April 16, 2007 based upon the average bid and asked price of the registrant’s common stock on the Over the Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of April 16, 2007 was: 23,681,687.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders are incorporated by reference in Part I and III of this Form 10-KSB.

Ethos Environmental, Inc.
ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “ETEV,” “we,” “us” and “our” are references to the pre-merger business of Victor Industries, Inc. and post-merger business of Ethos Environmental, Inc.  All references to “USD” or “$” refer to the legal currency of the United States of America.

PART I

Item 1.    Description of Business

The Company

Ethos Environmental manufactures and distributes an array of fuel reformulating products under the name Ethos FR®, Ethos Fuel Reformulators. Ethos FR® is a unique line of fuel reformulators based on a blend of high quality, non-toxic, non-petroleum based esters. When added to any fuel, these specially designed esters add cleaning and lubricating properties. They make engines run more efficiently-smoother, cooler and cleaner. Ethos FR® improves the formula of commonly used fuels such as gasoline, diesel, methanol, ethanol, CNG or bio-diesel. Only the elements of carbon, hydrogen and oxygen are used in Ethos FR® products and are 99.9% clean upon ignition, ashless upon combustion and free of carcinogenic compounds.

Ethos seeks both a cleaner environment and economic success. As the name Ethos suggests, we are committed to the highest ethical standards - in the product that we sell, in the relationship with our clients, and in the conduct of our business. The Company’s approach is to sell Ethos FR®“one gallon at a time”, earning the trust and loyalty of each customer by providing products that perform as promised and make a positive difference in the world.

Background

Ethos Environmental, Inc. was originally incorporated under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

As Victor Industries, Inc., the Company developed, manufactured, and marketed products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being nature's only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments.

On November 2, 2006, the Company completed a reverse acquisition transaction of Ethos Environmental, Inc., as described herein.

Our Reverse Acquisition of Ethos

On November 2, 2006, as part of a two-step reverse merger, the Company merged with and into Victor Nevada, Inc. a newly incorporated entity for the purpose of redomiciling under the laws of the State of Nevada. Concurrently therewith, we completed the merger transaction with Ethos Environmental, Inc., a privately held Nevada corporation “Ethos”). The Company was the surviving entity. To more adequately reflect the new direction of the Company the Company changed its name to Ethos Environmental, Inc. and adopted the business plan of Ethos.

Acquisition

On April 20, 2006, Victor Industries, Inc., with the approval of its Board of Directors, executed an Agreement and Plan of Merger with San Diego, CA based Ethos Environmental, Inc., a Nevada corporation.

At a meeting of shareholders of the Company held on October 30, 2006, a majority of shareholders voted in favor of the merger. On November 2, 2006, the merger was consummated. As part of the merger, the Company redomiciled to Nevada, and changed its name to Ethos Environmental, Inc. In addition thereto, and as part of the merger, the Company set a record date of November 16, 2006 for a reverse stock split of 1 for 1,200.

The merger provides for a business combination transaction by means of a merger of Ethos with and into the Company, with the Company as the corporation surviving the merger. Under the terms of the merger, the Company acquired all issued and outstanding shares of Ethos in exchange for 17,718,187 shares of common stock of the Company. Shares of Company common stock, representing an estimated 97% of the total issued and outstanding shares of Company common stock, was issued to the Ethos stockholders. Ethos shareholders were able to exchange their shares beginning on or after November 16, 2006, the record date set for the reverse stock split.

The transaction between the Registrant and Ethos Environmental, Inc. is accounted for as a purchase transaction; that is, the transaction is equivalent to the issuance of shares by the Registrant for the net assets of Ethos Environmental, Inc. The shares issued by the Registrant were valued at $0.25 per share, a value determined by management’s estimate of the dilution effect expected to occur from the issuance of such a large block of shares, i.e. 17,718,187 shares of common stock. The net value recorded equals management’s estimate of the value of the acquired assets.

The merger was intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and no gain or loss will be recognized by the Company as a result of the merger.

The merger is accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Ethos is treated as the “accounting acquirer” for financial reporting purposes. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Ethos issuing stock for the net monetary assets of the Company. The net monetary assets of the Company have been stated at their fair value.

In connection with the merger, Lana Pope and Dave Boulter voluntarily resigned from the board of directors of the Company on November 3, 2006.

Following such resignations, as a result of the merger, three persons became the Company’s board of directors: Enrique de Vilmorin, President, Chief Executive Officer, and Director, Jose Manuel Escobedo, Director and Secretary, and Luis Willars, Director and Treasurer.

A summary of the merger follows:

•	The Company was the surviving legal corporation,
•
The Company acquired all issued and outstanding shares of Ethos in exchange for 17,718,187 shares of common stock of the Company. Shares of Company common stock, representing an estimated 97% of the total issued and outstanding shares of Company common stock, was issued to the Ethos stockholders,

•
The shareholders of the Company received pro rata for their shares of common stock of Ethos, 17,718,187 shares of common stock of the Company in the merger, and all shares of capital stock of Ethos were cancelled,

•	The officers and directors of Ethos became the officers and directors of the Company,
•	The name of Victor Industries, Inc. was changed to “Ethos Environmental, Inc.”, and
•	Ethos requested a new symbol for trading on the Over the Counter Bulletin Board (“OTCBB”), which also reflects the reverse stock split of 1 for 1,200, the new symbol of the Company is “ETEV.”

Product

Ethos manufactures a unique line of fuel reformulators that contain a blend of low and high molecular weight esters. Ethos FR® products add cleaning and lubricating qualities to any type of fuel or motor oil, allowing engines to perform cooler, smoother and with more vigor. The overall benefits are increased fuel mileage, reduced emissions, and reduced maintenance costs.

Ethos fuel reformulating products increase fuel mileage and reduce emissions by burning fuel more completely. Exhaust is essentially unburned fuel - wasted fuel - so when that fuel is used more completely, the engine delivers better mileage from every tank. Efficient fuel use also improves engine performance, because a more complete combustion process obtains increased power from every engine revolution.

Ethos FR® products reduce fuel emissions, benefiting the environment in two notable ways:

1.
The use of Ethos FR® products reduce engine exhaust emissions by 30% or more, including measurable reductions in the emission of hydrocarbons (HC), nitrogen oxides (Nox), and carbon monoxide (CO). All of these emissions are highly toxic and detrimental to the environment.

2.
Ethos FR® products reduce emissions of particulate matter, especially in diesel-powered engines. Diesel fuel is commonly dirty and maintaining a diesel engine in the prime condition necessary to reduce emissions is both expensive and time-consuming. As a result, diesel engines are a constant source of air contaminants. In most industrialized countries, including the U.S., diesel engines are one of the largest sources of air pollution. When Ethos FR® products are added to diesel fuel, the engine runs cleaner, smoother and cooler - significantly reducing sooty exhaust. Engines treated with Ethos FR® run with less friction, heat and noise. Fuel and lubricating systems, filters, tanks, and injectors last longer, reducing maintenance costs.

Ethos FR® products provide risk-free benefits with an economic gain to the client. Customers realize a monetary gain on fuel savings alone, with an average improvement in mileage between 7% and 19%, depending on the fuel (gasoline or diesel) and the vehicle used. Even greater savings are achieved with the significant increase in oil prices.

Trademarks

We own the following trademark(s) used in this document: Ethos FR®. Trademark rights are perpetual provided that we continue to keep the mark in use. We consider these marks, and the associated name recognition, to be valuable to our business.

Air Quality Standards

Ethos Environmental began the manufacturing and marketing of Ethos FR® products after ten years of successful product testing. During the early years, widespread public environmental concerns were only beginning to surface. Air quality standards were non-existent and fuel costs were low, making penetration of the market an uphill battle.

In recent years most of the improvements in air quality have come through advancements in engine technologies. Through catalytic converters and computer controlled air and fuel injection systems, engineers have designed cars that use fuel much more efficiently and pollute far less than ever before. But as new engine technologies have reached their limits, the government has turned its attention to the oil companies to produce cleaner-burning fuels.

The approach of Ethos Environmental is to sell Ethos FR® “one gallon at a time”, earning the respect and trust of each user. Over the past decade, the Ethos FR® product has gone though millions of miles in road tests, and test after test has demonstrated the ability of Ethos FR® to significantly reduce emissions while improving gas mileage. Now, at a time of skyrocketing fuel costs, the value of Ethos FR® is paying off for a long list of domestic customers and a growing contingent of international clients.

Market Research

Air pollution caused by cars, trucks and other vehicles burning petroleum-based fuels is one of the most harmful and ubiquitous environmental problems. Furthermore, local accumulation in heavy traffic is the greatest source of community ambient exposure, largely because carbon monoxide is formed by incomplete combustion of carbon containing fuels.

Diesel exhaust is a major contributor of particulate matter concentrations. Representing only 2 percent of the vehicles on the road, diesel powered vehicles generate more than half of the particulates and nearly a third of the nitrogen oxides in the air, according to a study by the California Air Resources Board. Air pollution monitoring efforts by the American Lung Association indicate that diesel accounts for 70% of the cancer risk. Furthermore, pioneers in the study of global warming factors have come to believe that particulate matter, such as that emitted by diesel engines, plays a far more critical role in the development of the “greenhouse effect” than previously suspected.

To combat this problem the U.S. Environmental Protection Agency developed a two-step plan to significantly reduce pollution from new diesel engines. (New Emission Standards for Heavy-Duty Diesel Engines Used In Trucks and Buses) (October 1997, EPA 420-F-97-016). The first step set new emissions standards for diesel engines beginning in 2000. The second step sets even more stringent emission standards that will take effect in 2007, combined with mandated reductions in the sulfur levels of all diesel fuel.

When blended with fuels, Ethos FR® products reduce the emissions of hydrocarbons (HC), nitrogen oxides (NOx) carbon monoxide (CO), particulate matter (PM) and other harmful compounds of combustion. Given these conditions, the commercial fuels consumer market represents an important target for Ethos Environmental.

Competition

The primary task for the Company is to distinguish itself as an industry leader in the reduction of fuel costs and emission problems at a profit gain to the commercial user. Part of the challenge before us is to differentiate Ethos FR® from two types of products in this industry, additives - that are purported to increase fuel mileage and oxygenates - which are mandated to lower emissions. Both provide short-term benefits at the price of long-term engine or environmental problems.

Additives contain highly refined petrochemicals or compressed hydrocarbons that promise better fuel mileage and sometimes lower emissions, by “cleaning” the engine. Used mainly by individual consumers, they are expensive and commonly sold at the auto parts and retail stores. More than five thousand EPA-registered fuel additives compete in the retail market and although the EPA requires that such products be registered, that registration constitutes neither endorsement nor validation of the product’s claims.

Oxygenates, such as methyl tertiary butyl ether (MTBE) and Ethanol, are intended to lower emissions by adding oxygen to the fuel. Ethos FR® products actually complement federally mandated oxygenates by lowering emissions, but as mentioned earlier, Ethos FR® is not an oxygenate and cannot be used for the purpose of complying with current language federal legislation.

In contrast, Ethos FR® products have cleaning properties that contribute to the lubrication of the engine instead of destroying it. The ester-based formula dissolves the gums and residues and adds important lubrication that an engine needs. The engine stays clean and lubricated, allowing it to run smoothly and efficiently.

Marketing Strategy

Ethos FR® products are ideally positioned to capitalize on increasing fuel prices and regulatory pressure to tighten emissions standards. Fuel is a significant operating cost for companies that use cars, trucks or vessel fleets in their daily business, especially where competitive markets make it difficult to pass along fuel increases. Every hike in the price of fuel hurts the profitability of that company. For these businesses, obtaining better mileage offers a crucial competitive edge, and the goal of Ethos Environmental is to help them maximize their fuel use and maintain profitability.

From its earliest days, Ethos has focused on the product demonstration as the most effective means of introducing Ethos FR® to potential users. During this demonstration phase, Ethos supplies product to treat a sample of the fleet at no cost to the client. It is vital that the customer understand and prove the effectiveness of Ethos FR® in their fleets. This demonstration phase will last as long as necessary to quantify the value and projected savings possible once the entire fleet is treated.

Through this demonstration process, we prove to each customer that they can realize the benefits of reduced emissions, smoother-running vehicles and lower maintenance costs at virtually no risk, because the reduction in fuel usage will more than cover the expense of using Ethos FR®. In fact, the addition of Ethos FR® will result in fuel savings beyond the cost of treatment, resulting in monetary gain to the user.

Commercial fleets vary in size from a few to thousands of vehicles. Such fleets generally produce immediate sales results because administrative requirements are minimal and the product demonstration phase is brief. Typically, a sample of the fleet is treated and the potential customer is quickly able to quantify the value and project the savings that the use of Ethos FR® will produce. Usually a fleet’s oldest and dirtiest vehicles, or vehicles out of warranty, are included in the demonstration. Such vehicles amplify the effectiveness of the products and help to ease any initial client objections regarding manufacturer warranties. Once the demonstration is underway, Ethos FR® products sell themselves, increasing fuel mileage between 7% and 19% and reducing emissions by more than 30%. Once the effectiveness of the product has been established, a conscientious customer-service program ensures continued use.

The Ethos Environmental strategy has been to approach each market from the perspective of the customer’s strongest motivation, whether to reduce fuel costs or reduce engine emissions. From a marketing standpoint, it is most cost-effective for Ethos Environmental to focus on commercial fuel users that keep track of maintenance and operating expenses. These consumers are more sensitive to pressures from rising fuel costs and more concerned about meeting emissions standards.

Rising fuel costs will always be a marketing advantage for Ethos. Higher fuel prices decrease the cost to treat each gallon of fuel; resulting in even greater savings to Ethos clients. The Company’s marketing strategy strengthens as the price of fuel increases. Even where cost savings are a client’s primary motivator, the use of Ethos FR® identifies the user as an environmentally conscientious business. It also creates goodwill within the community through the reduction of unhealthful and unsightly exhaust emissions.

Target Markets

Domestic

According to the American Petroleum Institute, the United States fuels consumer market is comprised of the following segments: retail consumer 27%, government agencies 16%, ground fleets 14%, industrial users 10%, aircraft 9%, maritime 6%, miscellaneous 4%.

The Company’s typical customers use cars, trucks or vessels in their day-to-day operations. Fuel is a significant operating cost, and consequently these fleets are particularly sensitive to fuel price fluctuations and strict emissions standards. The ideal clients are those with fleet managers and are conscientious about keeping track of operating expenses. They understand that every hike in fuel price hurts their profitability, this being a critical factor wherever competitive markets make it difficult to pass on the price increases to their clients. Making it critical for businesses to obtain better mileage as a competitive advantage.

Maritime and government agencies are desirable for their large fuel volume use and industry credibility. They offer the Company medium to long-term sales, since the process requires a longer lead-time to close. The product demonstration phase and administrative requirements are generally more complex, particularly with large government institutions. At the same time, they offer large volume sales and a continual source of staged orders that promote production stability.

Marine vessels run on bunker fuel that is less refined than diesel. A mid-size ship will use more than half a ton per hour of operation, or 125 gallons of fuel per hour. For example, a mid-size vessel running on bunker on a typical trip to Japan from Los Angeles will require a half a ton per hour, or 180 tons. This represents a total of 45,000 gallons of fuel that requires 4,500 oz. (35 gallons) of Ethos FR®. This vessel would use approximately one drum (55gals.) of Ethos FR® per month. Accordingly, maritime customers represent a large and solid client base.

Like the United States, countries all around the world are endeavoring to deal with the high costs of petroleum products and the detrimental effects of those products on the environment. The Company has found broad and enthusiastic acceptance of its Ethos FR® products globally. During the past three years, the Company has opened markets in Asia, Latin America, Canada and Europe, often dealing directly with government entities that possess the power to implement widespread use of Ethos FR® - whether in citywide public transportation systems or countrywide fuel distribution structures.

As with our domestic client base, international customers of Ethos FR® appreciate the benefits of improved mileage and reduced emissions. And in countries that lack the regulatory structures necessary to control vehicle emissions and fuel efficiency, the benefits of Ethos FR® are even more pronounced.

Customers

We have a very diversified customer list. Although we have many customers utilizing products, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements. Two customers accounted for 88% of our revenues for the fiscal year ended December 31, 2006. One customer accounted for 40% and the second customer accounted for 48%. One of these customers accounted for 62% of our accounts receivable at December 31, 2006.

Supply Arrangements

We presently obtain our raw materials on an exclusive basis from five (5) suppliers. However, these arrangements are not governed by any formal written contract. Accordingly, either party can terminate the arrangement at any time, including the exclusivity aspect of the arrangement. If this supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), or if exclusivity is lost, business and planned operations could be adversely affected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by these companies, or that, if comparable, that it can be acquired under acceptable terms and conditions.

Revenue and Fixed Assets

Most of our revenue is generated in the United States through our San Diego, California office, and all of our fixed assets are located in the San Diego, California office.

Vendors

We maintain strong relationships with all of our vendors. We are not dependent upon any one vendor for our business.

Governmental Regulation

In the United States, fuel and fuel additives are registered and regulated pursuant to Section 211 of the Clean Air Act. 40 CFR Part 79 and 80 specifically relates to the registration of fuels and fuel additives. Typically, there are registration and regulation requirements for fuel additives in each country in which they are sold. In accordance with the Clean Air Act regulations at 40 CFR 79, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered by the EPA prior to their introduction into commerce.

However, EPA registered additives are derived from petroleum while Ethos FR® is a reformulator. Even though you “add it” to the fuel, Ethos FR® is not derived from petroleum and is non-toxic and non-hazardous and therefore not subject to governmental regulations. There could be unforeseen future changes to the registration requirements under the Clean Air Act and Ethos FR® may have to seek registration under such new requirements. In addition, we currently sell our product outside of the United States and intend to further expand our sales efforts internationally. We may need to seek registration in other countries for the Ethos FR® product.

At this time the Company is not aware of any present or pending rules or regulations that would require the Company to seek registration of the Ethos FR® product either domestically or internationally.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2006 and 2005 amounted to $112,051 and $132,404, respectively. All of these costs are borne by the Company.

Employees

As of March 29, 2007, we had 25 full-time and 10 part-time employees.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Item 2.    Properties

We are located at 6800 Gateway Park Drive San Diego, CA 92154. We own, approximately 70,000 square feet of industrial space and manufacturing space. We purchased our current facility in 2006. It is our belief that the space is more than adequate for our immediate and future needs. The company is also still obligated to a long-term lease at its prior facility. Please see Note 5. “Operating Leases” in the consolidated financial statements.

Item 3.   Legal Proceedings

We are not currently involved in any legal proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.         Market for the Common Equity and Related Stockholder Matters

Price Range of Our Common Stock

Our shares of common stock are currently trading on the OTC Bulletin Board (“OTCBB. Prior to November 16, 2006, our trading symbol was “VICI.” On November 16, 2006, to reflect our new name and the 1 for 1,200 stock split, our trading symbol was changed to “ETEV”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2005 through December 31, 2006.

	Bid*
	Low	High
2005 Fiscal Year
Jan - March 2005	$6.00	$18.00
Apr - June 2005	$7.20	$12.00
July - Sept 2005	$3.00	$32.40
Oct - Dec 2005	$6.00	$22.80
2006 Fiscal Year
Jan - Mar 2006	$6.60	$13.20
Apr - June 2006	$6.00	$11.76
July - Sept 2006	$3.00	$7.68
Oct - Dec 2006	$2.00	$11.15

*All of the prices indicated in the table above reflect the reverse stock split, which became effective November 16, 2006.

Because our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected.

Transactions in our common stock are currently subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend our securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser's written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Holders

As of December 31, 2006, there were approximately 855 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock or preferred stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock or preferred will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock or preferred stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 20, 2006, the board of directors adopted the 2006 Stock Incentive Plan or the 2006 Plan. The 2006 Plan reserves 3,500,000 shares of our common stock for issuance in connection with stock options, stock awards and other equity-based awards to be granted under the 2006 Plan.

Recent Sales of Unregistered Securities

None (other than in connection with the merger described herein).

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Overview

The mission of Ethos Environmental is to be recognized as the industry standard for high quality, non-toxic cleaning and lubricating products that increase fuel mileage and reduce emissions.

Ethos’ customers exist everywhere that budgets are affected by the rising cost of fuel and where solutions are sought for the pervasive ills of air pollution. Our customers are motivated both by cost savings and environmental concerns, and it is our mission to provide products to meet their needs, risk free, and at an economic gain to every client.

It is our goal to build on our success in the domestic U.S. market and continue to grow internationally, offering the benefits of our products to companies and countries around the world.

Our Corporate History

We were originally incorporated under the laws of the State of Idaho on January 19, 1926 under the name of Omo Mining and Leasing Corporation. The Company was renamed Omo Mines Corporation on January 19, 1929. The name was changed again on November 14, 1936 to Kaslo Mines Corporation and finally Victor Industries, Inc. on December 24, 1977.

As Victor Industries, Inc., the Company developed, manufactured, and marketed products related to the use of the mineral known as zeolite. Zeolites have the unique distinction of being nature's only negatively charged mineral. Zeolites are useful for metal and toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments.

In November of 2006, and as part of a two-step reverse merger, the Company merged with and into Victor Nevada, Inc. a newly incorporated entity for the purpose of redomiciling under the laws of the State of Nevada. Concurrently therewith, we completed the merger transaction with Ethos Environmental, Inc., a privately held Nevada corporation “Ethos”). The Company was the surviving entity. To more adequately reflect the new direction of the Company the Company changed its name to Ethos Environmental, Inc. and adopted the business plan of Ethos.

The proposed merger was submitted to the shareholders of Victor Industries, Inc. pursuant to a Proxy Statement first filed with the Commission on March 25, 2006. As fully described in the Company’s Form 8-K filed on November 11, 2006 with the Commission, the shareholders of the Company and Ethos approved the merger, and the merger was legally effected on November 2, 2006.

Pursuant to the agreement of merger between the Company and Ethos,

•	The Company was the surviving corporation,
•
The Company acquired all issued and outstanding shares of Ethos in exchange for 17,718,187 shares of common stock of the Company. Shares of Company common stock, representing an estimated 97% of the total issued and outstanding shares of Company common stock, shall be issued to the Ethos stockholders,

•
The shareholders of Concierge received pro rata for their shares of common stock of Ethos, 17,718,187 shares of common stock of the Company in the merger, and all shares of capital stock of Ethos were cancelled,

•	The officers and directors of Ethos became the officers and directors of the Company,
•	The name of Victor Industries, Inc. was changed to “Ethos Environmental, Inc.”, and
•	Ethos requested a new symbol for trading on the Over the Counter Bulletin Board (“OTCBB”), which also reflects the reverse stock split of 1 for 1,200, the new symbol of the Company is “ETEV.”

Business Description

Ethos Environmental manufactures and distributes an array of fuel reformulating products under the name Ethos FR®, Ethos Fuel Reformulators. Ethos FR® is a unique line of fuel reformulators based on a blend of high quality, non-toxic, non-petroleum based esters. When added to any fuel, these specially designed esters add cleaning and lubricating properties. They make engines run more efficiently smoother, cooler and cleaner. Ethos FR® improves the formula of commonly used fuels such as gasoline, diesel, methanol, ethanol, CNG or bio-diesel. Only the elements of carbon, hydrogen and oxygen are used in Ethos FR® products and are 99.9% clean upon ignition, ashless upon combustion and free of carcinogenic compounds.

Over the last decade, the unmatched value of Ethos FR® products has been proven through millions of miles of on-the-road testing. On average, customers have achieved a 7% to 19% increase in fuel mileage, and more than a 30% reduction in emissions.

Ethos seeks both a cleaner environment and economic success. As the name Ethos suggests, we are committed to the highest ethical standards - in the product that we sell, in the relationship with our clients, and in the conduct of our business. The Company’s approach is to sell Ethos FR®“one gallon at a time”, earning the trust and loyalty of each customer by providing products that perform as promised and make a positive difference in the world.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

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

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, and $4.77 million by the end of 2006. Even more significant growth is anticipated for 2007, with sales in established markets in the U.S., China, Ecuador and Europe expected to top current forecasts. Furthermore, market implementation plans anticipate growth in 2007 and beyond, leading to gross multi million sales in 2008. These projections are based on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets.

Looking forward, marketing will constitute a significant portion of company expenditures as Ethos Environmental continues to develop sales of new ester-based fuel and engine enhancing products. We are in the process of developing new products covering areas of synthetic oils, sulfur substitutes, and varied formulations of the original Ethos FR® and its enhancements.

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

The management of Ethos Environmental is excited by the enthusiastic acceptance that Ethos FR® products have received - domestically and all around the world. We are proud to provide a product that is part of the solution to the high cost of fuel and the health costs of environmental pollutants. Since inception management has been focused on the development of a solid infrastructure, building relationships and establishing the foundation of a business that will continue to grow - non-stop - into the future.

Results of Operations

The following financial data compares the balances as relates to Ethos Environmental, Inc. for the fiscal years ended December 2006 and 2005.

Revenues

We recognized revenues of $4,768,013 for the year ended December 31, 2006 compared to revenues of $1,780,825 for the year ended December 31, 2005, an increase of $2,987,188 or 168%. The primary source of revenue for the years ended December 31, 2006 is from the sale of Ethos FR®.

We expect our tremendous growth to continue as sales increase and the sales and marketing strategies are implemented into the targeted markets and we create an understanding and awareness of our technology through proof of performance demonstrations with potential customers.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $3,427,878 or 72% of sales for the year ended December 31, 2006, compared to $1,254,366 or 70% of sales for the year ended December 31, 2005. In terms of absolute dollars, gross profit increased 173% for the 2006 calendar year compared to the 2005 calendar year due primarily to the sales of the Ethos FR® product.

Cost of goods sold was $1,340,135 for the 2006 calendar year, which represented 28% of revenues compared to $526,459 for the 2005 calendar year, which represented 30% of revenues.

Operating Expenses

Our current operating expenses are comprised of costs associated with administrative, salary, marketing, legal and business development. We will have additional operating expenses for additional staff members as they are hired. We have allocated funds in our capital structure for our current expenses.

General & Administrative expenses incurred during the year ended December 31, 2006 totaled $5,346,409. These expenses were incurred primarily for the following reasons:

Legal fees of approximately $ 136,598
Accounting, audit, bookkeeping and director fees totaling $ 57,676
Business consulting fees of $ 4,862,976
Outside Services of $159,749
Office expenses of $ 129,410

Similar expenses incurred for the year ended December 31, 2005 were $1,821,160 and were incurred primarily for consulting services of a similar nature.

Also, for comparison purposes, there were 4,910,000 newly issued shares for the payment of services during the year ended December 31, 2006, compared to 5,108,190 shares issued for cash during the year ended December 31, 2005.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The amounts expensed for the years ended December 31, 2006 and 2005 amounted to $112,051 and $132,404, respectively.

Net Loss

We incurred a net loss for the year ended December 31, 2006 of $6,490,113 as compared to a net loss of $1,051,637 for the comparable prior year period.

NON-OPERATING INCOME AND EXPENSES

Non-operating income, net of expenses, increased in the year ended December 31, 2006 versus 2005, due to the settlement of a substantial amount due to one of our vendors. Interest expense increased to $620,244 during the 12 months ended December 31, 2006 from $0 in 2005. The interest was directly associated with the interest-only loan for $4,750,000, related to the purchase of our new building. Other expenses increased to $58,931 in 2006 versus none in 2005.

Liquidity and Capital Resources

On December 31, 2006, we had a working capital of $49,801 and stockholders’ equity of $6,096,938 compared to a working capital deficit of $405,752 and stockholders’ equity of $610,392 on December 31, 2005.

On December 31, 2006, the Company had $64,867 in cash and $300,000 in restricted cash, total assets of $11,920,143 and total liabilities of $5,823,205, compared to $198,498 in cash and $300,000 in restricted cash, total assets of $-1,446,212 and total liabilities of $793,395 on December 31, 2005.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy our contemplated cash requirements for the next 12 months. Our contemplated cash requirements for 2007 and beyond will depend primarily upon the level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining the Company operations for the next twelve months and beyond. These steps include: (a) attempting to raise additional capital and/or other forms of financing; (b) controlling overhead and operating expenses; and (c) continuing to increase the sales of its fuel reformulating product. There can be no assurance that any of these efforts will be successful.

Loan Facilities

On February 7, 2007, we entered into an equipment lease agreement with Mazuma Capital Corp. wherein the Company agreed to a 24-month sale and leaseback arrangement for up to $800,000 of its manufacturing equipment. The lease calls for a monthly payment based on a factor of .04125 times the average outstanding loan balance during the month. Through March 29, 2007, the company has placed property valued at $737,968 under this lease arrangement with Mazuma Capital Corp.

Inflation has not significantly impacted the Company’s operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. The most significant accounting policies that are most important to the portrayal of our current financial condition and results of operations are as follows:

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectability is reasonably assured.

Acquired Goodwill

Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, “Business Combinations” the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

Customer Relationships

The Company used the replacement cost approach for accounting for customer relationships. This approach uses an estimate of what a notional purchaser would likely pay for the intangible asset in order to be in the same position of the Company at the date of the closing of the Asset Purchase Agreement described above in “Acquired Goodwill”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ethos Environmental, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheet of Ethos Environmental, Inc., ("the Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethos Environmental, Inc., as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
April 15, 2007

Item 7.    Financial Statements

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2006 -------------------
CURRENT ASSETS:
Cash	$ 64,867
Restricted Cash	300,000
Accounts Receivable (Net )	327,324
Inventory	410,915
Other Current Assets	19,900 ----------------
Total Current Assets	$ 1,123,006

Property and Equipment, Net	6,380,308
Goodwill	2,411,103
Customer List, Net	1,934,036
Other Assets	5,000
--------------
Total Assets	$ 11,853,453 ========

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$ 503,898
Accrued Expenses	101,488
Notes Payable	5,167,819
Note Payable Related Party	50,000 ----------------
Total Current Liabilities	5,823,205
---------------

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 par value; 100,000,000 shares authorized; 23,107,687 issued and outstanding	2,311
Additional Paid-in Capital	15,961,204
Accumulated Deficit	(9,933,267) ------------------
Total Shareholders’ Equity	6,030,248 ----------------
Total Liabilities and Shareholders’ Equity	$ 11,853,453 ==========

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues	$ 4,768,013	$ 1,780,825
Cost of Sales	1,340,135 --------------	526,459 ---------------
Gross Profit	3,427,878	1,254,366

Operating Expenses:
Selling Expenses General and Administrative Total Operating Expenses	4,689,910 5,346,409 ------------- 10,036,319 -------------	483,953 1,821,160 ------------- 2,305,113 ------------
Operating Loss	(6,608,441)	(1,050,747)

Other Income Interest Expense Other Expense	730,813 (620,244) (58,931) --------------	0 (890) 0 -------------
Net Loss	$ (6,556,803) ========	$ (1,051,637) ========

Net Loss per Common Share	$ (6.83)	$ (5.38)
Weighted average shares used in per share calculation (basic and fully diluted)	960,685	195,504

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2006 and 2005
	Common Stock		Additional Paid-in Capital
	Number of Shares	Amount		Accumulated Deficit	Total
Balance at December 31, 2004 as restated	17,609,287	$ 17,610	$ 3,793,046	$(2,324,827)	$1,485,829
Common stock issued for cash	5,108,190	5,108	171,092		176,200
Net loss				(1,051,637)	(1,051,637)
Balance at December 31, 2005 as restated	22,717,477	22,718	3,964,138	(3,376,464)	610,392

Common stock repurchased	(5,000,000)	(5,000)	(45,000)		(50,000)
Capital contribution			45,000		45,000
Shares cancelled as part of reverse acquisition	(17,717,477)	(17,718)			(17,718)
Common Stock issued to effect reverse acquisition	17,718,187	1,772	4,427,775		4,429,547
Effects of Reverse acquisition	479,500	48	(11,208)		(11,160)
Common stock issued for services	4,910,000	491	7,580,499		7,580,990
Net Loss				(6,556,803)	(6,556,803)
Balance at December 31, 2006	23,107,687	$2,311	$15,961,204	($9,933,267)	$6,030,248

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005
	2006 -----------	2005 ------------
Cash Flows from Operating Activities
Net Loss	$ (6,556,803)	$ (1,051,637)
Adjustments to Reconcile net Loss to net Cash provided by (used in) operating activities
Common Stock Issued for Expenses	7,580,990	0
Depreciation	292,096	83,209
Amortization	66,690	0
Changes in allowance for bad debts Changes in Operating Assets and Liabilities	(450,297)	527,847
Accounts Receivable	413,030	(451,030)
Inventory	(151,351)	(200,816)
Other assets	67,209	(10,000)
Accounts Payable	(246,658)	567,575
Accrued Expenses	10,929	90,559
	-------------	--------------
Net Cash Provided by (used in) Operating Activities	1,025,835 -------------	(444,293) --------------
Cash Flows from Investing Activities
Building Deposit	0	(200,000)
Purchase of Property and Equipment	(6,359,874)	(101,549)
Cash Received from Acquisition	589	0
	------------	-----------
Net Cash Used in Investing Activities	(6,359,285) -----------	(301,549) -----------
Cash Flows from Financing Activities
Proceeds from Note Payable Proceeds from Related Party Note Payable	5,167,819 50,000	11,003 0
Repayment of Note Payable Repurchase of Common Stock Proceeds from Common Stock sales	(13,000) (50,000) 0	0 0 176,200
Proceeds from Capital Contributions	45,000 -----------	0 -----------
Net Cash Provided by Financing Activities	5,199,819 ----------	187,203 ----------
Net Change in Cash and Cash Equivalents	(133,631)	(558,639)
Cash at Beginning of Period	498,498 -------------	1,057,137 --------------
Cash at End of Period	$ 364,867 ========	$ 498,498 ========
Reconciliation to Balance Sheet Presentation:
Cash	$ 64,867	$ 198,498
Restricted Cash	300,000 --------------	300,000 --------------
	$ 364,867 ========	$ 498,498 ========

See notes to consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing Activities:
2006
Acquisition of Ethos Environmental, Inc.:
Accounts Receivable acquired	$48,972
Accounts Payable assumed	(60,720)
Goodwill acquired	2,411,103
Customer List acquired	2,000,726
Common stock issued for acquisition net of shares cancelled and effects of Reverse acquisition, net of cash acquired	(4,400,669)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Organization

Ethos Environmental, Inc. ("the Company") manufactures and distributes fuel reformulating products that increase fuel mileage, reduce emissions, and maintain lower fuel costs. The Company is based in Southern California and sells its product, primarily in the United States, Latin America and Asia.

Acquisition

On April 20, 2006, Victor Industries, Inc., with the approval of its Board of Directors, executed an Agreement and Plan of Merger with San Diego, CA based Ethos Environmental, Inc., a Nevada corporation.

At a meeting of shareholders of the Company held on October 30, 2006, a majority of shareholders voted in favor of the merger. On November 2, 2006, the merger was consummated. As part of the merger, the Company redomiciled to Nevada, and changed its name to Ethos Environmental, Inc. In addition thereto, and as part of the merger, the Company set a record date of November 16, 2006 for a reverse stock split of 1 for 1,200. All of the per share data in these consolidated financial statements are presented on a post-split basis.

The merger provides for a business combination transaction by means of a merger of Ethos with and into the Company, with the Company as the corporation surviving the merger. Under the terms of the merger, the Company acquired all issued and outstanding shares of Ethos in exchange for 17,718,187 shares of common stock of the Company. Shares of Company common stock, representing an estimated 97% of the total issued and outstanding shares of Company common stock, was issued to the Ethos stockholders. Ethos shareholders were able to exchange their shares beginning on or after November 16, 2006, the record date set for the reverse stock split.

The transaction between the Company and Ethos Environmental, Inc. is accounted for as a purchase transaction; that is, the transaction is equivalent to the issuance of shares by the Registrant for the net assets of Ethos Environmental, Inc. The shares issued by the Registrant were valued at $0.25 per share, a value determined by management’s estimate of the dilution effect expected to occur from the issuance of such a large block of shares, i.e. 17,718,187 shares of common stock. The net value recorded equals management’s estimate of the value of the acquired assets.

The merger was intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and no gain or loss will be recognized by the Company as a result of the merger.

The merger is accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Ethos is treated as the “accounting acquirer” company for financial reporting purposes. Accordingly the operations of the company are included in these financial statements as of November 2, 2006. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of Ethos issuing stock for the net monetary assets of the Company. The net monetary assets of the Company have been stated at their fair value.

The terms of the acquisition included the Company's issuance of 17,718,187 shares of common stock to the shareholders of Ethos. Upon the Company’s issuance of the 17,718,187 shares, Ethos cancelled its 17,717,477 shares of common stock issued and outstanding. Since this was accounted for as a reverse acquisition, the Company is the legal acquirer while Ethos is the accounting acquirer. Accordingly, the financial statements present the activities of Ethos while the stock issued and outstanding is that of the Company. The effects of the reverse acquisition accounting is reflected in the consolidated statement of stockholders’ equity.

As part of the reverse acquisition, the prior activities of the Company were discontinued. No discontinued operations are presented in these financial statements since no expenses or revenue were incurred after November 2, 2006 related to these operations.

The Company agreed to acquire Ethos Environmental, Inc. because of its anticipated future growth in a marketplace that is in strong demand for its product, and it was believed that the acquisition would benefit the existing shareholders of both companies. Valuation of the Ethos Environmental, Inc. working capital approximated $4,412,000, or $0.25 per share of issued common stock. The fair valuation of the purchase was determined to be $4,412,000 of which $2,000,700 was attributable to the value of the Customer List and the remainder to Goodwill.

The following unaudited pro forma financial information presents the operations of Victor Industries, Inc. ("the Company") and Ethos Environmental, Inc. ("Ethos") as if the acquisition had occurred on January 1, 2006 and 2005, respectively. This pro forma data is presented for informational purposes only and is not necessarily indicative of what the results of operations would have been had the acquisition been completed the acquisition at the date indicated. In addition, the unaudited pro forma condensed combined statement of operations does not purport to project the future operating results of the combined company. The balance sheet information is not presented since the two companies are consolidated at December 31, 2006.

Pro-forma Information (Unaudited)
	2006	2005

Revenues	$ 4,768,013	$ 1,785,210
Net Loss	(7,175,207)	(1,705,951)

Loss per share, Basic and Diluted	$ (7.47)	$ (8.74)

Weighted number of shares outstanding	960,685	195,204

Going Concern

The Company has incurred significant losses from operations in the last two years. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining the Company operations for the next twelve months and beyond. These steps include: (a) attempting to raise additional capital and/or other forms of financing; (b) controlling overhead and operating expenses; and (c) continuing to increase the sales of its fuel reformulating product. There can be no assurance that any of these efforts will be successful.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from the estimated amounts.

Cash

Cash includes a payroll account and an operating checking account held at a financial institution. The Company's cash balances exceed federally insured limits from time to time.

Restricted cash consists of a deposit made in August 2005 that is being held in a bank in Beijing, China. This deposit is required by the government of China and must be held in the account a minimum of eighteen months in order for the Company to conduct business in China.

Accounts Receivable

Accounts receivable are stated at their principal balances, do not bear interest and are generally unsecured. Management considers all balances over 30 days old to be past due. However, if credit is extended management conducts a periodic review of the collectability of its accounts receivable. If an account is determined to be uncollectible based on historical experience and the current economic climate, an allowance is established and the account is written off against the allowance. The Company determined that an allowance of $126,485 and $576,782 at December 31, 2006 and 2005, respectively, was necessary. At December 31, 2006 62% of accounts receivable is due from one customer.

Inventory

Inventory consists primarily of the Company's fuel reformulating product and is stated at the lower of cost or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the anticipated lease term or the estimated useful life. The Company's policy is to capitalize items with a cost greater than $4,000 and an estimated useful life greater than one year. The Company reviews all property and equipment for impairment at least annually.

Goodwill

Goodwill represents the excess of the purchase price of the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company has determined there is no impairment at December 31, 2006.

Customer List

As a result of the acquisition, the Company acquired a customer list which has an identifiable defined life. The customer lists is amortized on a straight-line basis over a five-year period. The Company will continue to amortize the identifiable intangible asset over the life of the asset unless an event occurs or circumstances change that indicate that the carrying value of this asset may not be recoverable. The following table reflects the cost of the customer list and the accumulated amortization related to this asset as of December 31, 2006:

Customer list	$2,000,726
Accumulated Amortization	(66,690)
$1,934,036

For the year ending December 31, 2006, the Company recorded $66,690 as amortization expense. The Company expects to record annual amortization expense of approximately $400,000 in 2007, $400,000 in 2008, $400,000 in 2009, $400,000 in 2010 and 333,000 in 2011 related to the customer list.

Notes Payable

On December 26, 2006, the company entered into a Demand Loan Agreement for $500,000 with an annual interest rate of 12%. At December 31, 2006, $417,819 had been funded. The remainder of the Demand Note was funded on January 2, 2007.

On January 26, 2006 the Company secured a loan for its building in the amount of $4,750,000 with a convertible Promissory Note. The Note was convertible at $2.50 per common share up to 1.9 million shares. The Note carried an annual interest rate of 17% with interest-only payments and a term of one year. On December 6, 2006, the Note was assigned to another third party.

Prior to maturity, the Company approached the current Note holders and requested that they extend the maturity of the Note to March 31, 2009. As part of its offer to induce the Note holder to extend the maturity date, the Company offered to rescind the conversion feature and issue 1.9 million detachable warrants. The Company is still currently negotiating the terms of a mutually acceptable extension.

Note Payable - Related Party

During 2006, there was one Loan Payable to the President of the Company in the amount of $50,000. The loan has no stated repayment terms, is due on demand, is unsecured and does not bear interest. The Note was issued for a deposit to the Company account for short-term working capital needs.

Fair Value of Financial Instruments

The Carrying value of the Company's accounts receivable, accounts payable, accrued expenses, note payable, note payable related party and building loan approximate their estimated fair value due to the relatively short maturities of those instruments.

Revenue Recognition

Revenue from the sale of fuel reformulating products is recorded when the product is shipped, the price is fixed and determinable, collection is reasonably assured, and no further obligations of the Company remain.

Two customers accounted for 88% of our revenues for the fiscal year ended December 31, 2006. One customer accounted for 40% and the second customer accounted for 48%.

There was one U.S. customer that accounted for 40% of 2005 sales and one Hong Kong customer that accounted for 30% of 2005 sales.

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

As of January 1, 2006, the Company adopted SFAS No. 123(R) “share-based payment” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the year ended December 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding at December 31, 2006 or 2005. The convertible feature of the Notes Payable is not included in the calculation of diluted earnings per share since the effect is anti-dilutive due to the Company’s net loss.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006 and 2005, was $132,955 and $231,380, respectively and are included in selling expenses in the consolidated financial statements.

Shipping and Handling

Expenses related to shipping and handling are expenses as incurred and are included in "cost of sales" in the statement of operations.

Research and Development

Research and development costs are expensed to operations when incurred and are included in general and administrative expenses in these consolidated financial statements. The amounts expensed for the years ended December 31, 2006 and 2005 amounted to $112,051 and $132,404, respectively.

Concentrations

The Company uses five vendors for most of its fuel reformulating products although there are other companies that can provide equivalent products. These vendors accounted for 90% of product purchases in 2006. During 2005, the company primarily used one vendor for most of its fuel reformulating products. That vendor accounted for 90% of products purchased in 2005.

Income Taxes

The Company accounts for its income taxes under the provisions of Statements of Financial Accounting Standards No. 109 (SFAS No. 109). Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable when the assets and liabilities are recovered or settled.

Foreign Operations

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency (the U.S. Dollar) are included in "general and administrative" expenses in the statements of operations, which amounts were not material for the years ended December 31, 2006 and 2005.

Reclassification

Certain items from the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Recent Accounting Pronouncements

During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

The FASB has also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As the Company has no plans covered by this standard, it will have no effect on the consolidated financial statements.

The SEC has issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard is not expected have an impact on the Company’s consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. The Company has not determined the impact this standard will have on its consolidated operating results or financial position upon adoption.

Note 2. Prior Period Adjustments

The December 31, 2004 balances have been restated to correct for an error related to vehicles that were incorrectly recorded as assets in 2003 and 2004. The value of the assets removed was $282,366, less $25,440 of accumulated depreciation.

In addition, the December 31, 2004 balances have been restated to reduce accrued expenses by $38,917 due to a settlement that was reached with a vendor in 2004.

The net effect of the combined adjustments was to increase the accumulated deficit and decrease total stockholders’ equity by $218,009. There was no effect on earnings per share.

Note 3. Property and Equipment

The Company’s property and equipment consisted of the following at December 31:

	2006	2005
Building	$ 5,845,417	$ 0
Equipment	886,353	167,591
Furniture and fixtures	14,727	14,727
Computers	36,648	35,790
	6,783,145	218,108
Less: accumulated depreciation	(402,837)	(63,153)
	$ 6,380,308	$154,955

Note 4. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2006, the Company does not expect to have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company estimates that it has tax losses of approximately $12,300,000 which may be available to reduce future taxable income. Any tax loss carry forward available expires between the years 2022 and 2025.

The deferred tax asset associated with the estimated tax loss carry forward is approximately $4,182,000. The Company has provided a valuation allowance against the deferred tax asset. The valuation allowance increased by $2,370,000 and $358,000 for 2006 and 2005, respectively.

The use of any loss carry forwards may be limited under the Internal Revenue Code due to the change in control of the Company in 2006.

Note 5. Operating Leases

The Company leases an office building under a lease agreement that expires in July 2012. The rent expense for the year ended December 31, 2006 and 2005, totaled to $66,844 and $48,634, respectively.

The Company’s future annual minimum lease payments are as follows for years ending December 31:

2007	$ 52,657
2008	54,236
2009	55,863
2010	57,539
2011	59,265
Thereafter	35,170
Total	$ 314,730

Note 6. Stock Option Plan

In 2006, the Company adopted the 2006 Stock Incentive Plan which reserves a total of 3,500,000 common shares to provide the Company with a means of compensating selected key employees (including officers), directors and consultants. No options were granted in 2006 under this Plan.

Note 7. Subsequent Events

On February 7, 2007, the Company entered into an equipment lease agreement with Mazuma Capital Corp. wherein the Company agreed to a 24-month sale and lease-back arrangement for up to $800,000 of its manufacturing equipment. The lease calls for a monthly payment based on a factor of .04125 times the average outstanding loan balance during the month. Through March 29, 2007, the Company has placed property valued at $737,968 under this lease arrangement with Mazuma Capital Corp.

Between January 1, 2007 and April 14, 2007, the Company issued 574,000 shares of our common stock for services rendered by key consultants, officers, and directors.

On March 9, 2007, the Company closed on a private placement of 50,000 shares of common stock for a total of $50,000.

On April 4, 2007, the Company cancelled and returned to treasury 50,000 shares of our common stock.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant’s Board of Directors approved the engagement of Peterson Sullivan, PLLC (“PS”) as the Registrant’s independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2006.

The report issued by PS in connection with the audit for the year ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to audit scope or accounting principles.

Item 8A.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures:

Our President, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, as of December 31, 2006 our disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:

In connection with the preparation of our financial statements for the year ended December 31, 2006, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

(i)	Lack of a control environment that sufficiently promotes effective internal control over financial reporting throughout the management structure;
(ii)	Lack of independent directors for our audit committee;
(iii)	Lack of training in public company reporting requirements;
(iv)	Lack of control processes for recording and approving journal entries;
(v)	Lack of controls over the sales transaction process;
(vi)	Lack of controls over invoice posting process;
(vii)	Insufficient policies and procedures over various financial statement areas;
(viii)	Insufficient documentations for accounting or business transactions;
(ix)	Lack of policies and procedures over records retention;
(x)	Lack of an audit committee financial expert;
(xi)	Insufficient personnel in our finance/accounting functions;
(xii)	Insufficient segregation of duties; and
(xiii)	Insufficient corporate governance policies.

As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with our management with respect to Peterson Sullivan’s audit procedures for fiscal 2006, Peterson Sullivan informed management that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies during 2007. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2007 assessment of the effectiveness of our internal control over financial reporting.

(c)           Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.   Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following sets forth the names and ages, as of March 31, 2007, of the members of the Board of Directors, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Directors

Name	Age	Position	Director/Officer Since
Enrique de Vilmorin	55	Chief Executive Officer, President and Director	2006
Jose Manuel Escobedo	66	Director	2006
Luis Willars	65	Director	2006

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Enrique de Vilmorin

Mr. de Vilmorin has more than 25 years experience in multi-national corporations. His areas of expertise include finance, management and manufacturing. His hands-on approach makes him as comfortable with clients as he is in the warehouse or in the boardroom. His background includes work with Intel, IBM, First Union Bank, and the World Bank Group and a Masters Degree in Economics from the University of Southern California.

Jose Manuel Escobedo

Mr. Escobedo brings to the Company more than 30 years of entrepreneurial experience and an MBA from IPADE. Mr. Escobedo has owned and managed businesses within the oil and fuels industry. He is a director of the Company.

Luis Willars

Mr. Willars, an Economist with more than 30 years experience in government and private sector corporations, adds a strong knowledge in corporate finance and administration. Mr. Willars holds a Masters Degree in Economics from IETSM. He is responsible for Ethos Environmental’s worldwide Strategic Planning and Finance.

Executive officers of the company are as follows:

Enrique de Vilmorin - President and Chief Executive Officer (see above).

Thomas W. Maher - Chief Financial Officer

Mr. Maher brings to the company over 20 years of senior financial management experience. Over this period, he has served as Chief Financial Officer for both privately held and publicly reporting corporations. Over the past 10 years he has served as a Chief Financial Officer of a publicly traded international sign manufacturing company, Luminart Corp., and as a Chief Financial Officer of a commercial construction general contracting firm RC Vannatta Inc. Mr. Maher has a MBA degree in Finance and Economics from the University of Detroit.

Involvement in Certain Legal Proceedings

We are not currently involved in any legal proceedings.

During the last five (5) years none of our directors or officers has:

(1)     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)                                  been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3)                                  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring,   suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)                                  been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2006 all required filings were timely filed by each of its directors and executive officers.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2006 by (1) each person who served as the principal executive officer of the Company during fiscal year 2006; (2) the Company’s most highly compensated executive officers as of December 31, 2006 with compensation during fiscal year 2006 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2006.

The following executive compensation was paid during 2005 or 2006, if any.

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Enrique de Vilmorin - CEO & President	2006	$344,325	$—	875,000	—	—	—	—		$1,219,325
	2005	$--	$—	—	—	—	—	—	$
Thomas W. Maher - CFO	2006	$--	--	--	--	--	--	--	$

There were no stock options granted or exercised by the named executive directors in 2006.
GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	--	-	-	-

There were no other stock based awards under the Stock Incentive Plan in 2006 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Enrique de Vilmorin CEO & President	—	—	—	$—	—	—	—	—	—
Thomas Maher CFO	—	—	—	$—	—	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

There were no options exercised or stock vested during the year ended December 31, 2006.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

EMPLOYMENT AGREEMENTS

On December 4, 2006, Ethos Environmental, Inc. (the “Company”) entered into an employment agreement (the “Maher Agreement”) with Thomas W. Maher defining the terms of his employment with the Company as Chief Financial Officer, effective December 1, 2006 (the “Effective Date”). The initial term of Mr. Maher’s employment under the Maher Agreement is through December 1, 2007 (unless earlier terminated in accordance with the terms of the Maher Agreement), with automatic one-year renewals for each of the successive two years following the Effective Date.

The Company has no other written employment agreements with any of its named executive officers or directors.

DIRECTOR COMPENSATION

Stock Options

The Company does not currently have a fixed stock option plan that provides for the issuance of incentive and non-qualified stock options to officers, directors, employees and non-employees.

Cash Compensation

Directors receive no cash compensation for services rendered.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2006, by:

•	Each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
•	Each director;
•	Each of our chief executive officer and our other two most highly compensated executive officers; and
•	All executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 23,107,669shares outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Enrique de Vilmorin	10,500,000	45.44%
Jose Manuel Escobedo	250,000	1.08%
		%
		%
		%
		%

All such directors
and executive
Officers as a group	10,750,000	46.52%
Total	10,750,000	46.52%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

During 2006, there was one Loan Payable to the President of the Company in the amount of $50,000. The loan has no stated repayment terms, is due on demand, is unsecured and does not bear interest.

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
10.1	Agreement and Plan of Merger by and between the Company and Ethos Environmental, Inc.	Incorporated by reference as an Exhibit to the Form 8-K filed on April 24, 2006.
10.2	2006 Definitive Proxy Statement.	As filed with the Commission on October 4, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2006, we engaged Peterson Sullivan PLLC as our independent auditor.  For the year ended December 31, 2006, we incurred fees to Peterson Sullivan PLLC as discussed below.

•	Audit Fees: Fees for audit and quarterly review services totaled $81,868 and $20,076 for 2006 and 2005, respectively, including fees associated with consents and the review of this report.

•	Tax Fees: We did not engage PETERSON SULLIVAN PLLC, for any tax related services during 2006 or 2005.

•	All Other Fees: Fees for other services not included in the above were $0in both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2007.

Ethos Environmental, Inc. a Nevada Corporation
By:
/s/ Enrique de Vilmorin
Enrique de Vilmorin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Position	Date
/s/ Enrique de Vilmorin	Chief Executive Officer and Director	April 17, 2007
Enrique de Vilmorin

/s/ Jose Manuel Escobedo	Director	April 17, 2007
Jose Manuel Escobedo

/s/ Luis Willars	Director	April 17, 2007
Luis Willars

/s/ Thomas W. Maher
Thomas W. Maher	Chief Financial Officer	April 17, 2007