Form 10QSB
period 2007-03-31
Ethos Environmental, Inc.
filed 2007-05-21
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30237
_____________________________________________________________

Ethos Environmental, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0467241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6800 Gateway Park
San Diego, CA 92154
(Address of principal executive offices including zip code)

(619) 575-6800
(Registrant’s telephone number, including area code)

Paracorp Incorporated
318 N. Carson Street, Suite 208, Carson City, NV 89701
(Name and address of agent for service)

888-972-7273
(Telephone Number, including area code, of agent for service)

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date:
23,809,187 shares of common stock, $.001 par value per share, as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2007

Ethos Environmental, Inc.

PART I.
Item 1. FINANCIAL STATEMENTS

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2007
CURRENT ASSETS:
Cash	$47,719
Restricted Cash	300,000
Accounts Receivable (Net )	2,687,809
Inventory	445,735
Other Current Assets	40,000
Total Current Assets	$3,521,263

Property and Equipment, Net	5,747,965
Goodwill	2,411,103
Customer List, Net	1,834,000
Other Assets	270,475
Total Assets	$13,784,806

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$1,289,150
Accrued Expenses	116,624
Notes Payable	5,250,000
Note Payable Related Party	30,124
Total Current Liabilities	6,685,898

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 par value; 100,000,000 shares authorized; 23,575,687 issued and outstanding	2,358
Additional Paid-in Capital	16,011,157
Accumulated Deficit	(8,914,607)
Total Shareholders’ Equity	7,098,908
Total Liabilities and Shareholders’ Equity	$13,784,806

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007	2006

Revenue	2,697,133	1,318,925
Cost of Goods Sales	865,307	231,063
Gross Profit	1,831,826	1,087,862

Operating Expenses:
Selling Expenses	131,340	125,001
General & Administrative	504,166	264,828
Total Operating Expenses	635,506	389,829
Operating Income	1,196,320	698,033

Interest Expenses	(177,660)	0
Net Income	1,018,660	698,033

NetIncome per Common Share (basic)	$ 0.04	$ 0.62
Net Income per Common Share (fully diluted)	$ 0.04	$ 0.62
Weighted average shares used in per share calculation (basic)	23,378,487	305,382
Weighted average shares used in per share calculation (fully diluted)	26,278,487	305,382

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2007
	Common Stock		Additional Paid-in Capital
	Number of Shares	Amount		Accumulated Deficit	Total
Balance at December 31, 2006	23,107,687	$2,311	$15,961,204	-$9,933,267	$6,030,248

Common stock issued for services	468,000	47	49,953		50,000
Net Income				1,018,660	1,018,660
Balance March 31, 2007	23,575,687	$ 2,358	$16,011,157	$-8,914,607	$7,098,908

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES
Net Income	1,018,660	698,033
Adjustments to reconcile Net Income
to net cash provided by operating activities:
Depreciation	101,231	20,300
Amortization	100,036	0
Stock Issued for Services	50,000	0
Changes in operating assets and liabilities:
Accounts Receivable	(2,360,485)	(605,963)
Inventory	-34,820	204,835
Other Assets	(15,074)	(2,000)
Accounts Payable & Accrued Expenses	1,422,269	33,554
Net cash provided by Operating Activities	281,817	348,759
INVESTING ACTIVITIES
Purchase of Property & Equipment	(90,770)	(5,198,691)

FINANCING ACTIVITIES
Deposit Made with Lease-back	(270,500)	0
Proceeds from Note Payable	82,181	4,750,000
Payments to Note Payable, Related Party	(19,876)	0
Net cash provided by Financing Activities	(208,195)	4,750,000
Net cash increase for period	(17,148)	(99,932)
Cash at beginning of period	64,867	198,498
Cash at end of period	47,719	98,566
SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Value of equipment sold then leased back	$637,075

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2007

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

The merger provided for a business combination transaction by means of a merger of Ethos with and into the Company, with the Company as the corporation surviving the merger. Accordingly, the comparative information presented is that of Ethos Environmental, Inc.

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

Interim Disclosure

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2006 and 2005, included in the Company's annual reports on Form 10-KSB. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary (consisting of a normal recurring nature) to present a fair statement of the results of the interim periods presented.

The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from the estimated amounts.

Goodwill

Goodwill represents the excess of the purchase price of the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company has determined there is no impairment at March 31, 2007.

Customer List

As a result of the acquisition, the Company acquired a customer list which has an identifiable defined life. The customer lists is amortized on a straight-line basis over a five-year period. The Company will continue to amortize the identifiable intangible asset over the life of the asset unless an event occurs or circumstances change that indicate that the carrying value of this asset may not be recoverable. The following table reflects the cost of the customer list and the accumulated amortization related to this asset as of March 31, 2007:

Customer list	$2,000,726
Accumulated Amortization	(166,726)
$1,834,000

For the three months ending March 31, 2007, the Company recorded $100,036 as amortization expense. The Company expects to record annual amortization expense of approximately $400,000 in 2007, $400,000 in 2008, $400,000 in 2009, $400,000 in 2010 and 333,000 in 2011 related to the customer list.

Revenue Recognition

Revenue from the sale of fuel reformulating products is recorded when the product is shipped, the price is fixed and determinable, collection is reasonably assured, and no further obligations of the Company remain.

One customer accounted for 78% of revenue for the quarter ended March 31, 2007.

Stock Based Compensation

The Company accounts for stock based awards in accordance with SFAS No. 123(R) “share-based payment”, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 2,900,000 dilutive securities outstanding at March 31, 2007 and none in 2006. The convertible feature of the Notes Payable is not included in the calculation of diluted earnings per share since it would not have an appreciable effect on the earnings per share.

Note 2. New Accounting Pronouncements

There are no new accounting pronouncements that have been issued, that are not effective yet that are expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Subsequent Events

Stock Issuances

There were 483,500 shares issued for services subsequent to the quarter ended March 31, 2007, and 250,000 shares cancelled.

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

Customers

We have a very diversified customer list. Although we have many customers utilizing products, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements. One customers accounted for 78% of our revenues for the period ended March 31, 2007.

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

Quarterly Developments

During the period ended March 31, 2007, the Company had several important developments:

1.
The Company announced its first shipment to Africa. The announcement came from an order of more than $500,000 USD from Chika Oil & Gas Ltd., an exclusive distributor in Nigeria, through EthosFR® distributor 4E Corporation. Chika Oil & Gas Ltd., located in Lagos, Nigeria, Africa's largest oil producer, distributes fuel and related products throughout Nigeria. A founding member of OPEC, Nigeria is also Africa's most populated nation with over 110 million people. Since Shell discovered oil in Oloibiri in the Niger Delta in 1956, oil production has grown to place Nigeria among the top ten largest petroleum producers in the world.

2.
The Registrant, on or about March 8, 2007 received its first order for bunker fuel reformulator from Ecuador. The first order exceeded $2.1 million, and the remaining orders for the year are anticipated to approximate $40 million.

3.	The Registrant, on or about February 7, 2007 arranged a sale/lease back arrangement on approximately $740,000 of its equipment. The sale/leaseback was arranged with Mazuma Capital Corp.
4.	The Company participated in the RedChip Small-Cap Investor Conference in Phoenix, Arizona on February 12, 2007.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. For a summary of our significant accounting policies (which have not changed from December 31, 2006), see our annual report on Form 10-KSB for the period ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Income Taxes

$9,000,000 of net operating loss carry-forwards as of March 31, 2007, may be used to offset future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for period ended March 31, 2007 amounted to $_7,500_, compared to $__82,933__ for the same period in the prior year. All of these costs are borne by the Company.

Revenues

We recognized revenues of $ 2,697,133 for the period ended March 31, 2007 compared to revenues of $ 1,318,925 for the same period in the prior year, an increase of $_1,378,208_ or 105%The primary source of revenue for the period ended March 31, 2007 is from the sale of Ethos FR®.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $ 1,831,826 or 68% of sales for the period ended March 31, 2007, compared to $ 1,087,862 or 82% of sales for the period ended March 31, 2006. In terms of absolute dollars, gross profit increased 68% for the period ended March 31, 2007 compared to same period in the prior year due primarily to the sales of the Ethos FR® product.

Cost of goods sold was $ 865,307 for the period ended March 31, 2007, which represented 32% of revenues compared to $ 231,063 for the comparable period in the prior year, which represented18_% of revenues.

Operating Expenses

Our current operating expenses are comprised of costs associated with administrative, salary, marketing, legal and business development. We will have additional operating expenses for additional staff members as they are hired. We have allocated funds in our capital structure for our current expenses.

General & Administrative expenses incurred during the period ended March 31, 2007 totaled $ 504,166. These expenses were incurred primarily for the following reasons:

Accounting, audit, bookkeeping and director fees totaling $ 51,710
Business consulting fees of $ 7,042
Outside Services of $ 10,000
Office expenses of $ 51,148
Depreciation of $ 101,231
Amortization of $ 100,036
Salaries and Wage expense of $175,315

Similar expenses incurred for the period ended March 31, 2006 were $ 264,828 and were incurred primarily for expenses of a similar nature.

Also, for comparison purposes, there were 483,500 newly issued shares for the payment of services during the period ended March 31, 2007, compared to196,863 shares issued for cash during the period ended March 31, 2006.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The amounts expensed for the period ended March 31, 2007 and 2006 amounted to $ 7,500 and $ 82,933, respectively.

Net Profit

We realized a net profit for the period ended March 31, 2007 of $ 1,018,660 as compared to a net profit of $ 698,033 for the comparable prior year period.

NON-OPERATING INCOME AND EXPENSES

Non-operating income, net of expenses, increased in the March 31, 2007 versus 2006, due to an increase in sales. Interest expense increased to $177,660 during the 3 months ended March 31, 2007 from 0 the comparable period in 2006. The interest was directly associated with the interest-only loan for $4,750,000, related to the purchase of our new building.

Liquidity and Capital Resources

During the three months ended March 31, 2007, we had a working capital deficit of $3,164,635 and stockholders’ equity of $ 7,098,908 compared to a working capital deficit of $ 4,221,414 and stockholders’ equity of $ 1,546,734 during the comparable period in the prior year.

On March 31, 2007, the Company had $ 47,719 in cash and $ 300,000 in restricted cash, total assets of $ 13,784,806_ and total liabilities of $ 6,685,898, compared to $ 98,566 in cash and $ 300,000 in restricted cash, total assets of $- 7,162,600 and total liabilities of $ 5,615,866 on March 31, 2006.

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

Loan Facilities

On February 7, 2007, we entered into an equipment lease agreement with Mazuma Capital Corp. wherein the Company agreed to a 24-month sale and leaseback arrangement for up to $800,000 of its manufacturing equipment. The lease calls for a monthly payment based on a factor of .04125 times the average outstanding loan balance during the month. Through May 10, 2007, the company has placed property valued at $_740,000_ under this lease arrangement with Mazuma Capital Corp.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Since inception in 2000, Ethos Environmental has grown its customer base to thousands of diverse clients in over 15 countries worldwide In addition to an effective and desirable product, the company’s success also derives from the careful development and tenacious implementation of a structured “proof-of-concept” marketing strategy.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures:

Our President, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, as of March 31, 2007 due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:

While we have continued our efforts to address each of the material weaknesses identified in our 2006 Form 10-KSB, there were no material changes in our internal control over financial reporting during the most recently completed quarter. We have not identified any additional material weaknesses during this quarter. We are not planning to report on whether there has been full remediation of the identified material weaknesses until our 2007 report on internal control over financial reporting is complete.

(c)           Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 1, 2007 and March 31, 2007, the Company issued 467,900 shares of our common stock for services rendered by key consultants, officers, and directors.

On March 9, 2007, the Company closed on a private placement of 50,000 shares of common stock for a total of $50,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 4, 2007, the Company cancelled and returned to treasury 50,000 shares of our common stock.

On April 16, 2007, the Company announced that it engaged RedChip Companies, Inc. to lead its investor relations campaign.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b) Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on or about March 13, 2007; and
(b)	Form 8-K filed on or about April 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 21, 2007	ETHOS ENVIRONMENTAL, INC. (Registrant) By: /s/ Enrique de Vilmorin
Enrique de Vilmorin Director and CEO