Form 10QSB
period 2007-06-30
Ethos Environmental, Inc.
filed 2007-08-22
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

with a copy to:
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 26,309,187 shares of common stock, $.0001 par value per share, as of August 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2007

Ethos Environmental, Inc.

PART I.
Item 1. FINANCIAL STATEMENTS

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2007
CURRENT ASSETS:
Cash	$12,857
Restricted Cash	300,000
Accounts Receivable (Net )	3,955,100
Inventory	323,409
Other Current Assets	43,000
Total Current Assets	$4,634,366

Property and Equipment, Net	5,817,729
Goodwill	2,411,103
Customer List, Net	1,733,965
Other Assets	368,976
Total Assets	$14,966,139

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$762,595
Accrued Expenses	203,113
Current Portion of Long Term Debt	1,123,153
Note Payable Related Party	115,124
Total Current Liabilities	2,203,985

Long-Term Debt, Net of Current Portion	4,750,000

Total Liabilities	6,953,985

SHAREHOLDERS’ EQUITY:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 23,809,187 issued and outstanding	2,381
Additional Paid-in Capital	23,715,555
Accumulated Deficit	(15,705,782)
Total Shareholders’ Equity	8,012,154
Total Liabilities and Shareholders’ Equity	$14,966,139

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended June 30, 2007 and 2006

	2007	2006

Revenue	2,599,962	1,380,307
Cost of Goods Sales	728,001	469,304
Gross Profit	1,871,961	911,003

Operating Expenses:
Depreciation & Amortization	100,036	0
Selling Expenses	195,401	241,526
General & Administrative Debt Extinguishment (See Note 2)	1,490,489 6,646,171	462,593 0
Total Operating Expenses	8,432,097	704,119
Operating Income	(6,560,136)	206,884
Other Income	35	0
Interest Expenses	(231,074)	(157,608)
Net Income (Loss)	(6,791,175)	49,276

Net Income (Loss) per Common Share (basic & fully diluted)	$(0.29)	$0.12

Weighted average shares used in per share calculation (basic & fully diluted)	23,763,000	415,616

  See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006

Revenue	5,297,095	2,697,943
Cost of Goods Sales	1,593,307	809,383
Gross Profit	3,703,788	1,888,560

Operating Expenses:
Depreciation & Amortization	217,311	0
Selling Expenses	242,634	285,849
General & Administrative Debt Extinguishment See Note 2	1,961,487 6,646,171	952,857 0
Total Operating Expenses	9,067,603	1,238,706
Operating Income	(5,363,815)	649,854
Other Income	35	9089
Interest Expenses	(408,734)	(223,892)
Net Income (Loss)	(5,772,514)	435,051

Net Income (Loss) per Common Share (basic & fully diluted)	$(0.24)	$1.21

Weighted average shares used in per share calculation (basic & fully diluted)	23,570,744	360,494

 See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2007

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	23,107,687	$2,311	$15,961,204	($9,933,267)	$6,030,248

Common stock issued for services	468,000	47	49,953		50,000
Net Income				1,018,660	1,018,660
Balance March 31, 2007	23,575,687	$2,358	$16,011,157	($8,914,607)	$7,098,908
4/4/07 Common stock issued for services	156,000	15	662,985		663,000
4/5/07 Cancellation of shares	-50,000	-5	5		0
4/27/07 Common stock issued for services	127,500	13	395,237		395,250

Debt Extinguishment (See Note 2)			6,646,171		6,646,171
Net Income (Loss)				-6,791,175	-6,791,175
Balance June 30, 2007	23,809,187	$2,381	$23,715,555	($15,705,782)	$8,012,154

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES
Net Income (Loss)	(5,772,514)	435,051
Adjustments to reconcile Net Income
to net cash provided by operating activities:
Depreciation Amortization Loss on Sale of Equipment	17,311 200,072 52,912	0 0 0
Common Stock issued for Services Loss on Debt Extinguishment (See Note 2)	1,108,250 6,646,171	194,397
Changes in operating assets and liabilities: Accounts Receivable	(3,627,776)	(24,183)
Inventory Other Current Assets Other Assets	7,506 (23,100) (363,976)	56,653 30,500 (17,000)
Accounts Payable and Accrued Expenses	360,320	613,605

Net cash provided by Operating Activities	(1,314,824)	1,289,023
CHANGES IN INVESTING ACTIVITIES
Proceeds from Sale of Equipment	492,356	0
Purchase of Property & Equipment	0	(5,759,942)
Net cash provided by Investing Activities	492,356	(5,759,942)
CHANGES IN FINANCING ACTIVITIES
Proceeds from long-term debt	770,458	4,750,0000
Loans from shareholders	0	58,930
Payments to shareholders	0	(159,828)
Net cash provided by Financing Activities	770,458	4,649,102
Net cash increase for period	(52,010)	178,181
Cash at beginning of period	364,867	201,200
Cash at end of period	312,857	379,382

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt		560,106
Common stock issued for prepaid services		135,975

Interest paid	365,284	222,653
Taxes paid	79,650	3,285

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended June 30, 2007

Note 1. Organization and Significant Accounting Policies

Organization

Ethos Environmental, Inc. ("the Company") manufactures and distributes fuel reformulating products that increase fuel mileage, reduce emissions, and maintain lower fuel costs. The Company is based in Southern California and sells its product to customers on 6 continents.

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

The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from the estimated amounts.

Goodwill

Goodwill represents the excess of the purchase price of the estimated fair value of the net identified tangible and intangible assets of the acquired business. Goodwill must be tested for impairment at least on an annual basis, or if an event occurs or circumstances change prior to the annual test of impairment, then the carrying value of goodwill must be tested on an interim basis. The Company has determined there is no impairment at June 30, 2007.

Customer List

As a result of the acquisition, the Company acquired a customer list which has an identifiable defined life. The customer lists is amortized on a straight-line basis over a five-year period. The Company will continue to amortize the identifiable intangible asset over the life of the asset unless an event occurs or circumstances change that indicate that the carrying value of this asset may not be recoverable. The following table reflects the cost of the customer list and the accumulated amortization related to this asset as of June 30, 2007:

Customer list	$2,000,727
Accumulated Amortization	(200,072)
$1,733,965

For the three months ending June 30, 2007, the Company recorded $100,036 as amortization expense. The Company expects to record annual amortization expense of approximately $400,000 in 2007, $400,000 in 2008, $400,000 in 2009, $400,000 in 2010 and 333,000 in 2011 related to the customer list.

Revenue Recognition

Revenue from the sale of fuel reformulating products is recorded when the product is shipped, the price is fixed and determinable, collection is reasonably assured, and no further obligations of the Company remain.

One customer accounted for 90% of revenue for the quarter ended June 30, 2007.  The same customer accounted for 89% of revenue for the six months ended June 30, 2007.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period. There were 1,900,000 dilutive securities outstanding at June 30, 2007 and none in 2006. These were not included in the calculation of basic and fully diluted earnings per share because the effect would be anti-dilutive due to the Company’s net loss.

Note 2. Debt Extinguishment

On May 23, 2007 the Company amended the loan agreement for the financing of its building by extending the maturity date to March 31, 2010, and rescinding the convertible feature.  Due to the substantial modification of the agreement, the original loan is considered extinguished and a new note issued.  In addition to the new note, the Company issued to the lender as consideration for the modified loan terms a warrant for 1,900,000 shares of its common stock with an exercise price of $2.50 per share.  The fair value of the warrant was determined using the Black Scholes valuation model.  The assumptions included an estimated term of three (3) years, volatility of 383%, discount rate of 8.25% and a dividend rate of 0%.  The resulting fair value of the warrant totaled $6,646,171, which has been included in the loss on debt extinguishment in the Company’s consolidated Statement of Operations for the quarter ended June 30, 2007.

Note 3. Subsequent Events

On or about August 7, 2007, the Company agreed to sell the land and building located at 6800 Gateway Park Drive located in San Diego, CA, as well as 2,500,000 shares of its common stock in exchange for $7,875,000.  The Company’s Form 8-K filed on or about August 10, 2007 is incorporated by reference herein and provides additional details regarding this transaction.

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

Like the United States, countries all around the world are endeavoring to deal with the high costs of petroleum products and the detrimental effects of those products on the environment.  The Company has found broad and enthusiastic acceptance of its Ethos FR® products globally.  During the past three years, the Company has opened markets in Asia, Latin America, Canada and Europe, often dealing directly with government entities that possess the power to implement widespread use of Ethos FR® – whether in citywide public transportation systems or countrywide fuel distribution structures.

As with our domestic client base, international customers of Ethos FR® appreciate the benefits of improved mileage and reduced emissions.  And in countries that lack the regulatory structures necessary to control vehicle emissions and fuel efficiency, the benefits of Ethos FR® are even more pronounced.

Customers

We have a diversified customer list. Although we have many customers utilizing products, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements. Three customers accounted for 89.3% of our revenues for the period ended June 30, 2007. For the period ended June 30, 2007, we had the following customers account for a significant portion of our revenues:

(1)	Petro Industrial, an Ecuadorian company, accounted for 46.14% of revenues;
(2)	Electroguayas S.A., an Ecuadorian company, accounted for 29.77% of revenues; and
(3)	PetroEcuador, another Ecuadorian company, accounted for 13.4% of revenues.

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

Quarterly Developments

During the period ended June 30, 2007, the Company had several important developments:

(1)
On April 10, 2007, we received an order from Chika Oil and Gas Limited, a Nigerian company, totaling $2,100,000 of Ethos FR product in 12 ounce bottles.  This order will be shipped in various stages during 2007.

(2)	On June 14, 2007, we received an order from Electroguayas S.A., an Ecuadorian company, for 150 barrels of product per month for 12 months, for a total purchase order value of $4,424,000.
(3)	On June 18, 2007, we received an order from Petro Industrial, an Ecuadorian company, for 298 barrels per month of product for 12 months, for a total purchase order value of $10,012,800.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2007

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Income Taxes

We have accumulated approximately $15,705,782 of net operating loss carry-forwards as of June 30, 2007, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for period ended June 30, 2007 amounted to $7,500, compared to $82,933 for the same period in the prior year. All of these costs are borne by the Company.

Revenues

We recognized revenues of $ 2,599,962 for the three months ended June 30, 2007 and $5,297,095 for the six months ended June 30, 2007 compared to revenues of $ 1,380,307 and $2,697,943 for the same periods in the prior year.  For the six months ended June 30, 2007 this represents an increase of $2,599,152 or 96%. The primary source of revenue for the periods ended March 31, 2007 and June 30, 2007 is from the sale of Ethos FR®.

We expect our growth to continue as sales increase and the sales and marketing strategies are implemented into the targeted markets and we create an understanding and awareness of our technology through proof of performance demonstrations with potential customers.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $ 1,871,961 or 72% of sales for the three months ended June 30, 2007 and $3,703,788 or 70% for the six months ended June 30, 2007, compared to $ 911,003 or 66% of sales for the three months ended June 30, 2006 and $1,888,560 or 70% for the six months ended June 30, 2006. In terms of absolute dollars, gross profit increased 96% for the six months ended June 30, 2007 compared to same period in the prior year due primarily to the sales of the Ethos FR® product.

Cost of goods sold was $ 728,001 for the three months ended June 30, 2007 and $469,304 for the three months ended June 30, 2006. Cost of Goods Sold represented 28% of revenues for the three months ended June 30, 2007.  For the six months ended June 30, 2007, Cost of Goods Sold was $1,593,307, or 30% of Sales versus $809,383 and 30% for the year prior.

Operating Expenses

Our current operating expenses are comprised of costs associated with administrative, salary, marketing, legal and business development. We will have additional operating expenses for additional staff members as they are hired. We have allocated funds in our capital structure for our current expenses.

General & Administrative expenses incurred during the three months ended June 30, 2007 totaled $1,490,489 and $1,961,487 for the six months ended June 30, 2007.

Similar expenses incurred for the three months ended June 30, 2006 were $462,593 and were incurred primarily for expenses of a similar nature.

Also, for comparison purposes, there were 283,500 newly issued shares for the payment of services during the period ended June 30, 2007, compared to nil during the period ended June 30, 2006.

Net Profit

We incurred a net loss for the three months ended June 30, 2007 of $6,791,174 as compared to a net profit of $49,276 for the comparable prior year period.  For the six months ended June 30, 2007, we incurred a Net Loss of $5,772,514 as compared to a net profit of $435,051 for the comparable period of the prior year.  This net loss for the three months and six months ended June 30, 2007 is a direct result of our issuance of a Common Stock Purchase Warrant to purchase 1,900,000 shares of our common stock at a purchase price of $2.50, as well as the issuance of 283,500 shares of our common stock for services.

NON-OPERATING INCOME AND EXPENSES

Non-operating income, net of expenses, increased for the six months ended June 30, 2007 versus 2006, due to an increase in sales. Interest expense increased to $408,734 during the 6 months ended June 30, 2007 from $223,892 for the comparable period in 2006. The interest was directly associated with the interest-only loan for $4,750,000, related to the purchase of our new building and an interest-only $500,000 working capital loan.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we had a working capital of $2,430,381 and stockholders’ equity of $8,012,154 compared to a working capital deficit of $5,068,449 and stockholders’ equity of $1,350,648 during the comparable period in the prior year.

On June 30, 2007, the Company had $312,857 in cash of which $300,000 is restricted, total assets of $14,966,139 and total liabilities of $6,953,985, compared to $367,224 in cash and $300,000 in restricted cash, total assets of $7,355,667 and total liabilities of $6,005,019 on June 30, 2006.

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

Loan Facilities

On February 7, 2007, we entered into an equipment lease agreement with Mazuma Capital Corp. wherein the Company agreed to a 24-month sale and leaseback arrangement for up to $800,000 of its manufacturing equipment. The lease calls for a monthly payment based on a factor of .04125 times the average outstanding loan balance during the month. Through August 20, 2007, the company had placed property valued at $ 740,000 under this lease arrangement with Mazuma Capital Corp.

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

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, and $4.77 million by the end of 2006. Even more significant growth is anticipated for 2007, with sales in established markets on six continents expected to top current forecasts. Furthermore, market implementation plans anticipate growth in 2007 and beyond, leading to gross multi million sales in 2008. These projections are based on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures:

Our President, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, as of June 30, 2007 due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c)           Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

In June 2007, the Company was served with a Summons and Complaint by Plaintiff Michael Later, Esq., who formerly provided legal services to the Company.  The Company and Mr. Later have agreed to a settlement of all claims, and the lawsuit is anticipated to be dismissed with prejudice in August 2007.

Also, during the quarter ended June 30, 2007, ACCUTEK, Inc. filed a lawsuit against the Company seeking $60,000 in damages.  The Company has filed its answer, including various counter claims against ACCUTEK, Inc., including breach of contractual obligations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As a result of a Private Placement that was concluded on August 7, 2007, the Company issued 2,500,000 shares of common stock.  The complete details of this transaction are referenced in the Company’s Form 8-K filed on August 10, 2007, which is incorporated by reference herein.

Between April 1, 2007 and June 30, 2007, the Company issued 283,500 shares of its common stock to consultants, officers, directors and/or key employees for services rendered.

On April 4, 2007, the Company returned 50,000 shares of its common stock to treasury.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On or about August 7, 2007, the Company agreed to sell the land and building located at 6800 Gateway Park Drive located in San Diego, CA, as well as 2,500,000 shares of its common stock in exchange for $7,875,000.  The Company’s Form 8-K filed on or about August 10, 2007 is incorporated by reference herein and provides additional details regarding this transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on or about April 4, 2007; and
(b)	Form 8-K filed on or about August 10, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 21, 2007	ETHOS ENVIRONMENTAL, INC. (Registrant) By: /s/ Enrique de Vilmorin
Enrique de Vilmorin Director, CEO and CFO