Form 10KSB/A
period 2006-12-31
Ethos Environmental, Inc.
filed 2007-11-19
CIK 1056598

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE:

This Form 10-KSB/A is being filed to restate the Registrant’s Financial Statements in accordance with the Form 8-K filed on November 8, 2007.  Additional changes include a more thorough discussion regarding the Registrant’s business description and the Management Discussion & Analysis.

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

PART I

Item 1.    Description of Business

Overview

The mission of Ethos Environmental is to be recognized as the industry standard for high quality, non-toxic cleaning and lubricating products that increase fuel mileage and reduce these ecologically damaging emissions from vehicles, and at a price everyone can afford.  The goal of the company is to make the world a better place, “one gallon at a time”. According to the Environmental Protection Agency (EPA), “The burning of fuels releases carbon dioxide (CO2) into the atmosphere and contributes to climate change [Global Warming], but these emissions can be reduced by improving your car’s fuel efficiency.”  Air pollution caused by cars, trucks and other vehicles burning petroleum-based fuels is one of the most harmful and ubiquitous environmental problems. Furthermore, local accumulation in heavy traffic is the greatest source of community ambient exposure, largely because carbon monoxide is formed by incomplete combustion of carbon containing fuels.

Ethos Environmental manufactures and distributes a unique line of fuel reformulators that contain a blend of low and high molecular weight esters.  The product adds cleaning and lubrication qualities to any type of fuel or motor oil.  The overall benefits are increased fuel mileage, reduced emissions and reduced maintenance costs as the product allows engines to perform cooler, smoother and with more vigor.

Esters

In the simplest terms, esters can be defined as the reaction products of acids and alcohols. Thousands of different kinds of esters are commercially produced for a broad range of applications. Within the realm of synthetic lubrication, a relatively small substantial family of esters have been found to be very useful in severe environment applications.

Esters lubricants have already captured certain niches in the industrial market such as reciprocating air compressors and high temperature industrial oven chain lubricants. When one focuses on high temperature extremes and their telltale signs such as smoking, wear, and deposits, the potential applications for the problem solving ester lubricants are virtually endless.

In many ways esters are very similar to the more commonly known and used synthetic hydrocarbons or PAOs. Like PAOs, esters are synthesized form relatively pure and simple starting materials to produce predetermined molecular structures designed specifically for high performance lubrication. Both types of synthetic base stocks are primarily branched hydrocarbons which are thermally and oxidatively stable, have high viscosity indices, and lack the undesirable and unstable impurities found in conventional petroleum based oils. The primary structural difference between esters and PAOs is the presence of multiple ester linkages (COOR) in esters which impart polarity to the molecules. This polarity affects the way esters behave as lubricants in the following ways:

Volatility: The polarity of the ester molecules causes them to be attracted to one another and this intermolecular attraction requires more energy (heat) for the esters to transfer from a liquid to a gaseous state. Therefore, at a given molecular weight or viscosity, the esters will exhibit a lower vapor pressure which translates into a higher flash point and a lower rate of evaporation for the lubricant. Generally speaking, the more ester linkages in a specific ester the higher its flash point and the lower its volatility.

Lubricity: Polarity also causes the ester molecules to be attracted to positively charged metal surfaces. As a result, the molecules tend to line up on the metal surface creating a film which requires additional energy (load) to penetrate. The result is a stronger film which translates into higher lubricity and lower energy consumption on lubricant applications.

Detergency/Dispersency: The polar nature of esters also makes them good solvents and dispersants. This allows the esters to solubilize or disperse oil degradation by-products which might otherwise be deposited as varnish or sludge, and translates into cleaner operation and improved additive solubility in the final lubricant.

Biodegradability: While stable against oxidative and thermal breakdown, the ester linkage provides a vulnerable site for microbes to begin their work of biodegrading the ester molecule. This translates into very high biodegradability rates for ester lubricants and allows more environmentally friendly products to be formulated.

Ethos Environmental manufactures and distributes Ethos FR, a unique combination of high-quality, non-toxic, specially designed esters that uses only the elements of carbon, hydrogen and oxygen. It significantly reduces emissions, fuel consumption, and engine maintenance costs. Ethos FR provides an immediate, cost-effective strategy for fighting air pollution caused by fossil fuels and the internal combustion engine. This combination of low molecular cleaning esters and the high molecular lubricating esters, reformulates any fuel whether it’s gasoline, diesel, methanol, ethanol, LNG, compressed natural gas or bio-diesel. When blended with fuels, Ethos FR reduces the emissions of hydrocarbons (HC), nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and other harmful products of combustion. Yet, the emission of O2 is significantly increased. An EPA registered laboratory, confirms that Ethos FR is 99.99976% clean upon ignition and ashless upon combustion. Ethos FR is free of carcinogens.

Ethos FR is a light colored, multi-functional fuel reformulator. It is designed for use in all fuels to increase power and mileage, dissolve gums and varnishes, lubricate upper cylinder components and keep the entire fuel system clean and highly lubricated. It is recommended for use at 1 part in 1280, which is equal to 1 fluid ounce of Ethos FR per 10 gallons of fuel.

Typical Specifications
Tests	Results
Viscosity @ 37.8º C,CS	10.39
Viscosity @ 100º F, SSU	60.2
Specific Gravity @ 15.6/15.6ºC	0.93
API Gravity, Degrees	26.6
Flash Point, COC, ºC (ºF)	149ºC (300ºF)
Color and Appearance	Light, bright and clear
Sediment	None

Ethos Environmental offers a cost-effective solution to relieve skyrocketing fuel prices and help lessen environmental regulatory pressures. Ethos products address one problem that has two side effects, wasted fuel and air pollution. Fuel burns inefficiently in an internal combustion engine and that inefficiency leads to wasted fuel transformed into toxic emissions. Ethos products make fuel burn more efficiently so it significantly improves both of the aforementioned adverse effects. Most important, the use of Ethos results in fuel cost savings to the customer.

Fuel and Maintenance Costs Savings:

• Increases Miles-Per-Gallon between 7% and 19% Fleet-Wide
• Enhances Engine Performance by Reducing Heat Produced by Friction

Fines and Downtime are Reduced Due To Air Pollution:

• Reduces Toxic Emissions By 30% or More
• Free Of Carcinogens
• Non-Toxic & Non-Hazardous
• Not a Petrochemical
• 99.99976% Ashless upon Combustion

Repairs:

• Improves Combustion
• Cleans Fuel System
• Lubricates Moving Components
• Extends Engine Life by Reducing Friction

How Do Ethos Products Work?

Ethos products reformulate any fuel, resulting in two important benefits. The first benefit is the added lubricity to the engine. The second is adding cleansing properties to the fuel. All of the internal components benefit from the cleansing and lubricating action including the fuel lines, filters, carburetors, spark plugs and injectors. Ethos also conditions the engine seals, keeping them tighter for a longer period of time. A cleaner, more lubricated engine runs smoother, requires less maintenance and reduces engine heat significantly, thereby returning horsepower closer to the manufacturer’s specifications. Ethos removes carbon deposits that cause fuel to combust incompletely, resulting in wasted fuel that creates toxic emissions. The combination of cleaning and lubricating esters in our products stabilize the fuel without changing its specifications.

In Ethos FR®, for example, a group of low molecular weight esters clean the dirty deposits formed by fuels and the combustion process. These deposits lower performance of an engine making it less fuel-efficient. Causing it to exhaust raw fuel, which is the primary contributor to pollution. A group of high molecular weight esters lubricate the engine surfaces as the fuel runs through it. Their molecular structure is small enough to penetrate the metal and form a lubricating layer between surfaces. This process allows the moving components of an engine to operate smoother and with less power-robbing friction and heat.

The primary task for the Company is to distinguish itself as an industry leader in the reduction of fuel costs and emission problems at a profit gain to the commercial user. Part of the challenge before us is to differentiate Ethos products from two types of products in this industry, additives - that are purported to increase fuel mileage and oxygenates - which are mandated to lower emissions. Both additives and oxygenates provide short-term benefits at the price of long-term engine or environmental problems.

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

In contrast, Ethos products have cleaning properties that contribute to the lubrication of the engine instead of destroying it. The ester-based formula dissolves the gums and residues and adds important lubrication that an engine needs. The engine stays clean and lubricated, allowing it to run smoothly and efficiently.

Both E85 and biodiesel, such as B5, are alternative measures currently being considered for use by the federal government.  However, these alternative measures rely entirely on agricultural resources such as corn, barley, wheat and vegetable oils.  Realistically, the agricultural sector of the economy cannot hope to produce sufficient quantities of these products to cause an appreciable effect on global warming.  This is a problem not facing Ethos as the product is readily available and continuously produced at a lower price.

While the debate on emissions reduction solutions continues, Ethos Environmental is making a difference in cleaning the air today while reducing fuel costs to its customers.  Extensive road tests with Ethos FR® have proven that commercial fleets, on average, increase fuel mileage between 7% and 19% and reduce emissions by more than 30%.  Ethos FR® is non-toxic, non-hazardous and works with any fuel used in cars, trucks, buses, RV’s, ships, trains and generators.

The overall result is that Ethos FR® makes engines combust fuel more efficiently.  When an engine uses each measure of fuel to the maximum degree possible, it has two very important benefits.  It reduces fuel consumption and reduces non-combusted residues that an engine expels in the form of exhaust emissions such as hydrocarbons, nitrogen oxides, carbon monoxide, particulate matter and other harmful products of combustion.  Unused fuel is saved in the fuel tank, waiting to be used efficiently by the engine, instead of exhausted in the form of toxic emissions.  Ethos FR® reduces emissions without adding any of its own components to the exhaust since it is 99.99976% ash-less upon combustion, and free of carcinogenic compounds.

Ethos Environmental is also at the forefront in the development of new blending methods and is positioned to become an industry leader with new products currently under development.

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

Reverse Acquisition of Ethos

On November 2, 2006, as part of a two-step reverse merger, the Company merged with and into Victor Nevada, Inc. a newly incorporated entity for the purpose of redomiciling under the laws of the State of Nevada. Concurrently therewith, we completed the merger transaction with Ethos Environmental, Inc., a privately held Nevada corporation “Ethos”. The Company was the surviving entity. To more adequately reflect the new direction of the Company, the name was changed to Ethos Environmental, Inc. and the Company adopted the business plan of Ethos.

Acquisition

On April 20, 2006, Victor Industries, Inc., with the approval of its Board of Directors, executed an Agreement and Plan of Merger with San Diego, CA based Ethos Environmental, Inc., a Nevada corporation.

At a meeting of the shareholders of the Company held on October 30, 2006, a majority of shareholders voted in favor of the merger. On November 2, 2006, the merger was consummated. As part of the merger, the Company redomiciled to Nevada, and changed its name to Ethos Environmental, Inc. In addition thereto, and as part of the merger, the Company set a record date of November 16, 2006 for a reverse stock split of 1 for 1,200.

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

The shares issued by the registrant (17,718,187) were revalued at the new par value of $.0001.  Another adjustment to common stock and additional paid in capital was generated due to the cancellation of pre-merger shares (17,717,477).  Due to the effect of the reverse merger, the Buyer’s shares outstanding (479,500) were converted to common stock and the effect of the net assets acquired was adjusted to additional paid in capital.  During the year, another 4,910,000 shares of common stock were issued for services based upon the price at date of issuance.

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

Products

Ethos manufactures a unique line of fuel reformulators that contain a blend of low and high molecular weight esters. Ethos products add cleaning and lubricating qualities to any type of fuel or motor oil, allowing engines to perform cooler, smoother and with more vigor. The overall benefits are increased fuel mileage, reduced emissions, and reduced maintenance costs.

Ethos fuel reformulating products increase fuel mileage and reduce emissions by burning fuel more completely. Exhaust is essentially unburned fuel, i.e. wasted fuel, so when that fuel is used more completely, the engine delivers better mileage from every tank. Efficient fuel use also improves engine performance due to the fact that a more complete combustion process obtains increased power from every engine revolution.

The management of Ethos Environmental firmly believes that the market for our product is aggressively expanding.  Worldwide fuel consumption is approximately 85 million barrels per day and projected by the Energy Information Administration to continue to grow to 97 million barrels per day by 2015, and 118 million barrels per day by 2030.  Much of the dramatic growth over the past decade has been fueled by the dramatic expansion of India, China and Brazil.  As additional undeveloped countries begin to expand, so too will fuel consumption and the Company’s market base.  In addition, consumers are becoming more sensitive to increased fuel economy as oil prices have increased eight times since the late 1990s.

Ethos products reduce fuel emissions, benefiting the environment in two notable ways:

1.
The use of Ethos products reduce engine exhaust emissions by 30% or more, including measurable reductions in the emission of hydrocarbons (HC), nitrogen oxides (Nox), and carbon monoxide (CO).  All of these emissions are highly toxic and detrimental to the environment.

2.
Ethos products reduce emissions of particulate matter, especially in diesel-powered engines. Diesel fuel is commonly dirty and maintaining a diesel engine in the prime condition necessary to reduce emissions is both expensive and time-consuming.  As a result, diesel engines are a constant source of air contaminants. In most industrialized countries, including the U.S., diesel engines are one of the largest sources of air pollution. When Ethos products are added to diesel fuel, the engine runs cleaner, smoother and cooler - significantly reducing sooty exhaust. Engines treated with Ethos run with less friction, heat and noise. Fuel and lubricating systems, filters, tanks, and injectors last longer, reducing maintenance costs.

Ethos has two products, Ethos FR® and Ethos Bunker Fuel Conditioner (“Ethos BFC”). There are two esters used in each product, a light ester and a heavy ester.  For the Ethos FR®, we obtain the esters from Hatco and Cognis.  The mineral oil used in the Ethos FR® is obtained, primarily, from Chevron, and, at times, from Proctor and Gamble.

Ethos FR® can be used in any fuel. Ethos BFC is primarily used for Maritime Diesel Fuels and Power Plant Diesel Fuel, or external combustion engines.  Ethos BFC uses two esters distinct from those used in the Ethos FR® as the diesel fuel used in external combustion engines is heavier and thicker than normal diesel fuel. We obtain the heavy ester for the Ethos BFC from Tekat (a Netherlands Company headquartered in the UK).  The light ester is purchased from Cognis. While there is no toxicity in the Ethos FR®, Ethos BFC has some degree of toxicity, though not much.

Ethos products provide risk-free benefits with an economic gain to the client. To date, all customers have testified, either verbally or in writing, that they experienced a monetary gain on fuel savings, with all stating that they experienced an average improvement in mileage per gallon between 7% and 19%, depending on the fuel (gasoline or diesel), the vehicle used, and the individual driver’s practices and driving traits.

Trademarks

We own the following trademark(s) used in this document (which is registered with the United States Patent and Trademark Office under Registration Number 3,015,561): Ethos FR®. Trademark rights are perpetual provided that we continue to keep the mark in use. We consider these marks, and the associated name recognition, to be valuable to our business.

Air Quality Standards

It is believed that with the increased worldwide focus on the greenhouse effects of petroleum products, the ability of Ethos to reduce emissions by 30% can only increase the Company’s market presence. Political and media pressures are causing more people to become concerned about our environment and the effects of global warming.  For example, per the National Snow and Ice Data Center in Boulder, Colorado, the ice cover in the Arctic Ocean has shattered the all-time low record during the summer months of 2007.  Most researchers had anticipated the complete disappearance of the Arctic ice pack during the summer months would not happen until after the year 2070, but now believe it could happen as early as 2030.

Ethos Environmental began the manufacturing and marketing of Ethos products after ten years of successful product testing. During the early years, widespread public environmental concerns were only beginning to surface. Air quality standards were non-existent and fuel costs were low, making penetration of the market an uphill battle.

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

The approach of Ethos Environmental is to sell our products “one gallon at a time”, earning the respect and trust of each user. Over the past decade, our products have gone though extensive miles of road tests, with all such testing verifying the ability of our products to significantly reduce emissions while improving gas mileage.  Now, at a time of skyrocketing fuel costs, the value of Ethos products is paying off for a long list of domestic customers and a growing contingent of international clients.

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

As crude oil is heated, various components evaporate at increasingly higher temperatures. First to evaporate is butane, the lighter-than-air gas used in cigarette lighters, for instance. The last components of crude oil to evaporate, and the heaviest, include the road tars used to make asphalt paving. In between are gasoline, jet fuel, heating oil, lubricating oil, bunker fuel (used in ships), and of course diesel fuel. The fuel used in diesel engine applications such as trucks and locomotives is a mixture of different types of molecules of hydrogen and carbon and include aromatics and paraffin. Diesel fuel cannot burn in liquid form. It must vaporize into its gaseous state. This is accomplished by injecting the fuel through spray nozzles at high pressure. The smaller the nozzles and the higher the pressure, the finer the fuel spray and vaporization. When more fuel vaporizes, combustion is more complete, so less soot will form inside the cylinders and on the injector nozzles. Soot is the residue of carbon, partially burned and unburned fuel.

Sulfur is also found naturally in crude oil. Sulfur is a slippery substance and it helps lubricate fuel pumps and injectors. It also forms sulfuric acid when it burns and is a catalyst for the formation of particulate matter (one of the exhaust emissions being regulated). In an effort to reduce emissions, the sulfur content of diesel fuel is being reduced through the refinery process, however, the result is a loss of lubricity.

Diesel fuel has other properties that affect its performance and impact on the environment as well. The main problems associated with diesel fuel include:

•	Difficulty getting it to start burning o Difficulty getting it to burn completely o Tendency to wax and gel
•	With introduction of low sulfur fuel, reduced lubrication
•	Soot clogging injector nozzles
•	Particulate emissions
•	Water in the fuel
•	Bacterial growth

Today’s advanced diesel engines are far cleaner than the smoke-belching diesels of recent decades. Unfortunately, even smokeless diesel engines are not clean enough to meet current stricter air pollution regulations.

While diesel engines are the only existing cost-effective technology making significant inroads in reducing “global warming” emissions from motor vehicles, it is not sufficient to satisfy regulators and legislators. Diesel engines will soon be required to adhere to stringent regulatory/legislative guidelines that meet near “zero” tailpipe emissions, especially on smog-forming nitrogen oxides (NOx), particulate matter (PM) and “toxins”; the organic compounds of diesel exhaust.

The U.S. Department of Energy, Energy Information Administration (“EIA”) estimates that worldwide annual consumption of diesel fuel approximates 210 billion U.S. gallons. A breakdown of this estimate is summarized as follows:

Based o further EIA published data, the following table* depicts domestic distillate fuel oil consumption by energy use for 2001.

* Sources: Energy Information Administration’s Form EIA-821, “Annual Fuel Oil and Kerosene Sales Report,” for 1997-2001 and “Petroleum Supply Annual,” Volume 1, 1997-2001. Totals may not equal sum of components due to independent rounding.

When blended with fuels, Ethos products reduce the emissions of hydrocarbons (HC), nitrogen oxides (Nox) carbon monoxide (CO), particulate matter (PM) and other harmful compounds of combustion.  Given these conditions, the commercial fuels consumer market represents an important target for Ethos Environmental.

Competition

The market for products and services that increase diesel fuel economy, reduce emissions and engine wear is rapidly evolving and intensely competitive and management expects it to increase due to the implementation of stricter environmental standards. Competition can come from other fuel additives, fuel and engine treatment products and from producers of engines that have been modified or adapted to achieve these results. In addition, we believe that new technologies, including additives, will further increase competition.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.

The diesel fuel additive business and related anti-pollutant businesses are subject to rapid technological change, especially due to environmental protection regulations, and subject to intense competition. We compete with both established companies and a significant number of startup enterprises. We face competition from producers and/or distributors of other diesel fuel additives (such as Lubrizol Corporation, Chevron Oronite Company, Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation), from producers of alternative mechanical technologies (such as Algae-X International, Dieselcraft, Emission Controls Corp. and JAMS Turbo, Inc.) and from alternative fuels (such as bio-diesel fuel and liquefied natural gas) all targeting the same markets and claiming increased fuel economy, and/or a decrease in toxic emissions and/or a reduction in engine wear.

Ethos FR® and Ethos BFC are unique, and comparative fuel reformulators do not exist.  The primary task for the Company is to distinguish itself as an industry leader in the reduction of fuel costs and emission problems at a profit gain to the commercial user.  Part of the challenge before us is to differentiate Ethos products from two types of products in this industry, additives - that are purported to increase fuel mileage and oxygenates - which are mandated to lower emissions. Both provide short-term benefits at the price of long-term engine or environmental problems.

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

Marketing Strategy

Ethos products are ideally positioned to capitalize on increasing fuel prices and regulatory pressure to tighten emissions standards.  Fuel is a significant operating cost for companies that use cars, trucks or vessel fleets in their daily business, especially where competitive markets make it difficult to pass along fuel increases. Every hike in the price of fuel hurts the profitability of that company.  For these businesses, obtaining better mileage offers a crucial competitive edge, and the goal of Ethos Environmental is to help them maximize their fuel use and maintain profitability.

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

Rising fuel costs will always be a marketing advantage for Ethos. Higher fuel prices decrease the cost to treat each gallon of fuel; resulting in even greater savings to Ethos clients.  The Company’s marketing strategy strengthens as the price of fuel increases.  Even where cost savings are a client’s primary motivator, the use of Ethos FR® identifies the user as an environmentally conscientious business. It also creates goodwill within the community through the reduction of unhealthy and unsightly exhaust emissions.

Ethos FR – Proof of Performance

An integral part of our sales process is to conduct proof of performance demonstrations for potential customers wherein we accumulate historical data that documents the effects of the use of Ethos FR® (i.e. advantages in terms of increased fuel economy, a decrease in engine wear and reductions in toxic emissions) on that customer’s specific vehicles or vessels. In connection with the proof of performance demonstrations, we provide fleet monitoring services and forecasts of fuel consumption for purposes of the prospective customer’s own analysis.

The results below are test results of customer experiences using Ethos FR®.  The first results are for a fleet of trucks for Allied Waste.  The second results are for Ecuador for Ethos BFC used in external combustion engines.  On our website are results for other customers including:  US Department of Justice; LA Transport; Lucar Transport; Mission Linen Supply; Vista City; China City Bus Company; Oceanside School District; San Diego Port District; and the Shenzhen Public Transport Group.  In all tests the results have been consistent, with a 7% to 19% cost saving, and an over 30% reduction in emissions.

Following is a Management Report outlining the process and methodology of the testing of Ethos FR® for Allied Waste Services:

MANAGEMENT REPORT

Testing of Ethos Fuel Reformulator
Allied Waste Services, Southwestern Region

Overview

Ethos FR has been used, without interruption, at multiple Allied Waste locations in Southern California since the year 200.

Based on the positive results realized at those locations (estimated at a 10 reduction in fuel consumption plus significant reductions in maintenance/repair costs and emissions) an initial test was conducted at one location in the Southwestern Region of Allied Waste during the months of July and August, 2006.  The results of this initial 4 week test showed an estimated reduction in fuel consumption of 10.35%, as measured by gallons per engine hour, compared to a baseline period of the previous 12 months (July 2005 through June 2006).

Based on these positive results, a second phase of testing was initiated in May 2007 encompassing 4 locations in the Southwestern Region.  The period of testing was generally the months of May, June and July 2007, however, one location continued Ethos use through August.  The detailed data obtained from this testing period is content of this report.

Testing Procedures and Data Compilation & Reporting Methodology

Upon initiation of the testing period, fuel consumption and engine hour data was obtained from each location for a baseline period in order to establish a point of comparison for the test.  The baseline period for each location was generally the period of January through March, 2007.

The standard CFA report obtained from each location was the “Fuel Transaction Detail by Equipment #” report.  This report provides the most comprehensive daily listing of fuel dispensed and engine hours recorded for each vehicle during each time period.  It is important to note that detailed reports were used throughout the compilation of the data contained in this analysis because every report from every location contains several “anomalies” which could distort the accuracy of any data from any report.

Most common among these “anomalies” are:

1.	Vehicles showing fuel consumed but few or no engine hours recorded (which would result in a higher fuel per hour calculation than is actually the case),
2.	Vehicles showing no fuel consumed yet have engine hours recorded (which would result in a lower fuel per hour calculation than is actually the case), or
3.	Vehicles that do not have recorded data for both comparative periods. This would include:
•	new vehicles that have been added to the fleet (and therefore have no baseline data)
•	vehicles that have been retired from the fleet or are out of service for repairs or maintenance (these vehicles will have baseline data but no data in one or more of the test periods).

Raw Data vs. Comparable Data

Due to the frequency and significance of the anomalies outlined above, a detailed process was implemented to ensure that any such reporting inaccuracies did not undermine the validity of the comparative data obtained during this test.

The procedures utilized by Green Fleet Associates were as follows:

1.
Every CFA report that was obtained from every location for every time period as reviewed line-by-line, vehicle-by-vehicle to assure the validity of the data.  Any obvious anomalies were highlighted on the raw CFA report.

2.
This raw data from the CFA report was transferred to a spreadsheet in order to facilitate ongoing side-by-side, vehicle-by-vehicle comparisons of baseline to test period data.  Any anomalies or missing data for any vehicle was highlighted on the spreadsheet for reach comparative period.

3.	A true “apples-to-apples” comparison was obtained for each time period by removing all highlighted items.

Verification of Ethos Use

Equally important in assuring the validity of the data collected was making best efforts to verify that all of the fuel being consumed by each location during the testing period was being treated with Ethos.  The method utilized to check this compliance was a detailed tracking of fuel deliveries compared the Ethos inventory at each location during the testing period.  While almost all locations maintained a consistent treatment schedule throughout the three month testing period, there were some minor exceptions.

The spreadsheets detailing the baseline & test period data, for each month at each location are as follows:

Following is a summary of the test results for Ethos Bunker Fuel Conditioner, tested at Esmeraldas, Ecuador.

1.)	O2 levels increased by 41.53 % after the application of the Ethos Bunker Fuel Conditioner.
2.)	CO2 levels decreased by 7.79% after the application of the Ethos BFC.
3.)	CO levels decreased by 91.75 % after the application of the Ethos Bunker Fuel Conditioner.
4.)	SO2 levels decreased by 1.69% after the applications of the Ethos BFC.
5.)	NO levels decreased by .82% after the application of the Ethos BFC.
6.)	NO2 levels remained constant at 0.
7.)	Nox levels decreased by .82% after the application of the Ethos BFC.
8.)	tf levels decreased by 9.18% after the application of the Ethos BFC.
9.)	ta levels decreased by 1.16% after the application of the Ethos BFC.
10.)	CO2 max levels decreased by .69% after the application of Ethos BFC.
11.)	Excess air readings increased by 48.14% after the application of the Ethos BFC.

Ethos FR – Proof of Performance Demonstrations

Ethos Environmental’s fuel reformulating products reduce emissions by burning fuel more completely, which improves fuel mileage. Exhaust is essentially unburned fuel, wasted fuel, so when the fuel is used more completely the engine delivers better mileage from every tank. Efficient fuel use also means improved engine performance because a more complete combustion process obtains increased power from each engine revolution.

In the last decade hundreds of thousands of miles in road tests have been conducted. Test after test, Ethos products have proven to reduce engine exhaust emissions by 30% and more, including measurable reductions in the emissions of hydrocarbons (HC), nitrogen oxides (NOx), carbon monoxide (CO), and sooty exhaust or particulate matter (PM). All of these emissions are highly toxic and as a result, fuel mileage increases have been significant, ranging from 7% to 19% fleet wide.

Ethos Environmental uses an opacity meter, a detection device for diesel vehicles that measures the percentage of opacity (light obstructed from passage through an exhaust smoke plume), to demonstrate dramatic reductions in emissions. In more that 1,000 heavy-duty diesel vehicles treated (a motor vehicle having a manufacturer’s maximum gross vehicle weight rating (GVWR) greater than 6,000 pounds), emissions were lowered by as much as 90%. The Society of Automotive Engineers (SAE) recommended practice SAE J1667 “Snap Acceleration Smoke Test Procedure” to be used for heavy-duty diesel powered vehicles. Attached are samples of opacity test sheets, taken from diesel-powered engines, demonstrating the positive results after using Ethos FR®.

Target Markets

According to the American Petroleum Institute, the United States fuels consumer market is comprised of the following segments: retail consumer 27%, government agencies 16%, ground fleets 14%, industrial users 10%, aircraft 9%, maritime 6%, miscellaneous 18%.

The Company’s typical customers use cars, trucks or vessels in their day-to-day operations. Fuel is a significant operating cost, and consequently these fleets are particularly sensitive to fuel price fluctuations and strict emissions standards. The ideal clients are those with fleet managers and are conscientious about keeping track of operating expenses. They understand that every hike in fuel price hurts their profitability, this being a critical factor wherever competitive markets make it difficult to pass on the price increases to their clients; thereby making it critical for businesses to obtain better mileage as a competitive advantage.

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

Marine vessels run on bunker fuel that is less refined than diesel.  A mid-size ship will use more than half a ton per hour of operation, or 125 gallons of fuel per hour. For example, a mid-size vessel running on bunker on a typical trip to Japan from Los Angeles will require a half ton per hour, or 180 tons.  This represents a total of 45,000 gallons of fuel that requires 4,500 oz. (35 gallons) of Ethos BFC. This vessel would use approximately one drum (55gals.) of Ethos BFC per month. Accordingly, maritime customers represent a large and solid client base.

Countries all around the world are endeavoring to deal with the high costs of petroleum products and the detrimental effects of those products on the environment, much like the United States.  The Company has found broad and enthusiastic acceptance of its Ethos products globally.  During the past three years, the Company has opened markets in Asia, Latin America, Canada, Australia, Africa and Europe, often dealing directly with government entities that possess the power to implement widespread use of Ethos products – whether in citywide public transportation systems or countrywide fuel distribution structures.

As with our domestic client base, international customers of Ethos appreciate the benefits of improved mileage and reduced emissions.  In countries that lack the regulatory structures necessary to control vehicle emissions and fuel efficiency, the benefits of Ethos are even more pronounced.

Customers

We have a diversified customer list which presently numbers 59 and is composed of state governments, corporations and high net worth individuals.  There are two who account for over 10% of our revenue:  Petroindustrial 76.64% and Petroecuador 10.51%.  We do not have contracts with our customers.  Purchase orders are used as Ethos products are required and ordered.  We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements. Two customers accounted for 88% of our revenues for the fiscal year ended December 31, 2006. One customer accounted for 40% and the second customer accounted for 48%. One of these customers accounted for 62% of our accounts receivable at December 31, 2006. As our products reach more customers, the concentration of credit risk will spread out amongst the base of our clientele, and will lessen the effect of the risk shown during the year ended December 31, 2006.

Supply Arrangements

We presently obtain our raw materials on an exclusive basis from five (5) suppliers. However, these arrangements are not governed by any formal written contract. Accordingly, either party may terminate the arrangement at any time, including the exclusivity aspect of the arrangement. If a supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), or if exclusivity is lost, business and planned operations could be adversely affected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by current suppliers, or that, if comparable, products can be acquired under acceptable terms and conditions.

Revenue and Fixed Assets

The Company’s revenue is generated in the United States and abroad through our San Diego, California office, which at present is our only operating office.  All of the fixed assets are located in the San Diego, California office.  In February, 2007, the Company entered into a sale and leaseback arrangement as outlined below under Loan Facilities.

Vendors

The Company maintains strong relationships with all vendors. We are not dependent upon any one vendor for our business.

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

Following is the Ethos FR® Material Safety Data Sheet (MSDS)

Material Safety Data Sheet May be used to comply with OSHA's Hazard Communication Standard 29 CFR 1910.1200 Standard must be consulted for specific requirements	**U.S. Department of Labor** Occupation Safety and Health Administration (Non-Mandatory Form) Form Approved OMB No. 1218-0072
IDENTITY ETHOS FR - Fuel Reformulator	*Note: Blank spaces are not permitted. If any item is not applicable, or no information is available, the space must be marked to indicate that.*

Section I

Manufacturer's Name Ethos Environmental, Inc.	Emergency Telephone Number 619-575-6800
Address (Number, Street, City, State, and ZIP Code) 7015 Alamitos Avenue San Diego, CA 92154	Telephone Number For Information 619-575-6800 Date Prepared January 01, 2006
	Signature of Preparer (optional)

Section II - Hazardous Ingredients/Identity Information

Hazardous Components (Specific Chemical Identity; Common Names(s))	OSHA PEL	ACGIH TLV	Other Limits Recommended	% (optional)
Non-Hazardous				

Section III - Physical/Chemical Characteristics

Boiling Point	400 F	Specific Gravity (H_2O = 1)	0.93
Vapor Pressure (mm Hg)	< 1	Melting Point	N/A
Vapor Density (AIR = 1)	11.4	Evaporation Rate (Butyl Acetate = 1)	< 1

Solubility in Water

Negligible.

Appearance and Odor

Light yellow/brown liquid, fruity odor.

Section IV - Fire and Explosion Hazard Data

Flash Point (Methods Used)	Flammable Limits	LEL	UEL
149 C/300 F, COC	N/A	N/A	N/A

Extinguishing Media

Any UL approved material such as foam, CO2, dry chemical.

Special Fire Fighting Procedures

Cool container or storage tank and use above media.

Non when handled and stored properly. Fire hazard is slight.

Section V - Reactivity Data

Stability	Unstable		Conditions to Avoid	Avoid temperatures greater than 100 C/212 F
	Stable	X		

Incompatibility (Materials to Avoid)

Strong oxidizing agents.

Hazardous Decomposition or Byproducts

None.

Hazardous	May Occur		Conditions to Avoid	
Polymerization	Will Not Occur	X		

Section VI - Health Hazard Data

Route(s) of Entry:	Inhalation?	Skin?	Ingestion?

Health Hazards (Acute and Chronic)

Eyes - Can cause irritation, redness, tearing, blurred vision.
Skin - Prolonged or repeated contact can cause irritation.
Swallowing - Can cause gastrointestinal irritation, diarrhea.

Carcinogenicity:	NTP?	IARC Monographs?	OSHA Regulated?
	Not Carcinogenic		

Signs and Symptoms of Exposure

Skin redness, dermatitis, nausea.

Medical Conditions Generally Aggravated by Exposure

Not known.

Emergency and First Aid Procedure

Eyes-Flush with water. Skin-Wash with soap and water. Always advise physician.

Section VII - Precautions for Safe Handling and Use

Steps to be Taken in Case Material is Released or Spilled

Handle as an oil. Spill soaking up with absorbent materials and dispose according to local, state or federal regulations.

Waste Disposal Method

Dispose according to local, state or federal regulations.

Precautions to be Taken in Handling and Storage

Do not store at temperatures above 125 F for extended periods.

Other Precautions

None.

Section VIII - Control Measures

Respiratory Protection (Specify Type)

Not required.

Ventilation	Local Exhaust	Preferred.	Special	Not required.
	Mechanical(General)	Not required.	Other	None.

Protective Gloves

Oil resistant recommended.

Other Protective Clothing or Equipment

None required.

Work/Hygienic Practices

Wash hands after handling. Change clothing if spilled on clothes.

Employees

As of March 31, 2007, we had 25 full-time and 10 part-time employees.

RISK FACTORS

You should carefully consider the risks described below before investing in the Company. We consider these risks to be significant to your decision whether to invest in our Common Stock at this time. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our Common Stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Due to the newness of our company and our products, our technology has received only limited market acceptance.

Our technology is a relatively new product to the market place.  Although ever growing concerns and regulations regarding   the   environment   and   pollution   has   increased   interest in environmentally friendly products generally, the engine treatment and fuel reformulator, i.e. additive, market remains an evolving market.  The Ethos FR® technology  competes with more established  companies such as Lubrizol  Corporation,  Chevron Oronite Company (a  subsidiary  of  Chevron  Corporation),  Octel  Corp.,  Clean  Diesel Technologies,  Inc.  and Ethyl  Corporation,  as well as other  companies  whose products or services  alter,  modify or adapt diesel  engines to increase  their fuel efficiency and reduce pollutants.  Acceptance of Ethos FR® as an alternative to such traditional products and/or services depends upon a number of factors including:

•	favorable pricing vis a vis projected savings from increased fuel efficiency
•	the ability to establish the reliability of Ethos FR® products relative to available fleet data
•	public perception of the product

Since we market a range of products within only one product line, we are entirely dependent upon the acceptance of Ethos FR® in the market place for our success. Our business operations are not diversified. If we do not generate sufficient sales of the Ethos FR® product, we will not be successful, and unlikely to be able to continue in business.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future, though we expect our sufficient revenues to sustain our operations.

We have yet to establish any history of profitable operations. We have incurred net losses allocable to shareholders of $6,490,113 and $1,051,637, respectively for the fiscal years ended December 31, 2006 and 2005. As a result, at December 31, 2006 we had an accumulated deficit of $9,866,577. We expect, however, that our revenues will be sufficient to sustain our operations for the foreseeable future. Our profitability though will require the successful commercialization of our fuel reformulator.

We believe that a viable market exists for our technology as there are many conventional or competitive products in the markets that we have identified for exploitation. In the event that a viable market for our products cannot be created as envisaged by our business strategy, we may need to commit greater resources than are currently available to further develop our technology into a commercially viable product. Should this occur, we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with the financial statements for the year ended December 31, 2006 relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We rely on commercial arrangements with third parties, and any failure to retain relationships with these third parties could negatively impact our ability to develop and market our products.

We anticipate that our success in creating markets for our products will depend largely on our ability to identify and establish strategic alliances with companies and individuals that have experience in manufacturing and distributing products to the markets we have identified. We have supplied our fuel reformulator for evaluation purposes to a number of strategic partners and customers. As such, our plans are dependent on and have been developed on the assumption that our product(s) will be promoted by our strategic partners and adopted by potential customers.  Should our commercial arrangements with current or future strategic partners deteriorate or cease, it can be expected that this would have a material adverse affect on our financial conditions, business, results of operations, and continues growth prospects.

The Company’s core product may not be acceptable to commercial customers due to transportation, storage, and handling issues.

Our core product is a fuel reformulator. However, as with any new technology, there are risks associated with the commercial production and use of this product and we have experienced technical difficulties when deploying in commercial applications which have required us to take additional precautions when transporting, storing and handling our product(s). These characteristics may make the finished product(s) unattractive to certain distributors, customers and end-users. In addition, the finished fuel may only be stored and dispensed from tanks that meet stringent standards for cleanliness and not all tanks may be capable of achieving these standards.

Our products must be distributed in commercial quantities, in compliance with regulatory requirements, and at an acceptable cost and these factors could harm our business and future prospects.

Our future revenues are unpredictable and our operating results may fluctuate as a result of the lack of a sales history of our products.

We expect to experience significant fluctuations in our future operating results due to a variety of factors, including (i) demand for our products, (ii) introduction or enhancement of products by competitors, (iii) market acceptance of our products, (iv) price reductions by competitors or changes in how new products are priced, (v) availability of raw materials of adequate quality and at prices which are economical, (vi) availability of distribution channels through which our products are to be sold, (vii) potential costs of litigation and intellectual property protection, (viii) our ability to attract, train and retain qualified personnel, (ix) the amount and timing of unforeseeable operating costs and capital expenditures related to the expansion of our business, operations and infrastructure, (x) any technical difficulties with respect to the use of our products, and (xi) effects of current and future governmental regulations on the sale of our products, which may be significant.

As a result of the lack of a sales history of our products, we do not have relevant historical financial data for any periods on which to forecast revenues or expected operating expenses in connection with growing revenues in the future. Our expense levels are based in part on certain expectations with regard to future revenues. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any significant shortfall in anticipated demand for our products relative to our expectations would have an immediate adverse effect on the Company’s business, financial conditions and results of operations.

Our ability to operate at a profit is dependent on the price and availability of raw materials.

Our results of operations and financial condition have been and will continue to be significantly affected by the cost and supply of raw materials used to produce our product(s). The price of raw materials can be volatile as a result of a number of factors, such as the overall supply and demand, the level of government support, and the availability and price of competing products.

Generally, higher prices, in relation to diesel and bio-diesel fuels and related products, will produce lower profit margins. This is especially true if market conditions do not allow us to pass through these increased costs to our customers. It is important that we be able to pass through these higher raw material costs to our customers. If higher raw material prices were to be sustained for an extended period of time, such pricing may have a material adverse effect on our ability to grow profitable sales and operations, with a corresponding adverse impact on our cash flows and financial performance.

We intend to contract with third parties to help control the costs of raw materials purchased and reduce short-term exposure to price fluctuations. Currently, we do not have definitive agreements with third parties for all of our needed supply.

Ethos has two products, Ethos FR® and Ethos BFC. Should we be unable to obtain the necessary raw materials to manufacture these products, this would have a negative impact on our revenue forecast and financial results. In addition to being able to obtain the necessary quantity of raw materials, it is important to carefully select raw material suppliers because there is a wide range of various quality of such materials in the marketplace. It is critical that the raw materials we purchase be of a consistently high quality and that they meet certain other specifications. Should inferior raw materials be used, this could negatively impact our customers results and our future business with them.

Our business could suffer if we are unable to effectively compete with our competitors’ technologies.

We have identified as competitors a number of technologies and companies who are predominantly focusing on the fuel emission reduction market. In addition, other companies, many of which are likely to have substantially greater financial, research and development, sales and marketing and personnel resources, may currently be developing, or may develop in the future, technologies and products that are equally or more effective and/or economical as any product we may develop, or which would otherwise render our technologies obsolete.

If we were to lose the services of our founders or our senior management team, we may not be able to execute our business strategy.

Our future success depends in large part upon the continued service of key members of our senior management team. In particular, Enrique de Vilmorin is critical to our overall management, as well as to the development of our technology, our culture and our strategic direction. Thomas Maher, our Chief Financial Officer, is the only full-time trained financial professional in our organization; he performs most of the duties that in many other cases would be performed by several people within a larger and deeper organization. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

Our failure to protect our intellectual property could cause an erosion of our current competitive strengths.

We regard the protection of our patents, trademarks, copyrights, trade secrets and other intellectual property as critical to our success.  We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights.  We have entered into confidentiality and non-disclosure agreements with our employees and contractors, and non-disclosure agreements with parties with whom we conduct business, in order to limit access to and disclosure of our proprietary information.  These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.  We also seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business.  Proprietary rights relating to our technologies will be protected from unauthorized use by third parties only to the extent they are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We pursue the registration of our trademarks and service marks in the United States and internationally.  We recognize that there are certain jurisdictions where we have not applied for patent protection and where no patent protection may be available.  Our ability to market products or technology in these jurisdictions may be limited.

The steps we have taken to protect our proprietary rights may be inadequate and third parties may infringe or misappropriate our trade secrets, trademarks and similar proprietary rights.

Any significant failure on our part to protect our intellectual property could make it easier for our competitors to offer similar services and thereby adversely affect our market opportunities.  Our products are unique and one of a kind, and should a comparative product come to market as a result of our inability to protect our trade secrets, this could have a material adverse affect on the Company’s business and future. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.  Litigation could result in substantial costs and diversion of management and technical resources and may not be successful.

We may not be able to manufacture and to market our products in commercial quantities due to facilities or raw material supplies not meeting our needs.

Our products must be manufactured in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. If our existing facilities and/or raw material supplies cannot meet our needs, we will seek other manufacturers. The availability, pricing and supply of our products are currently dependent on arrangements with our raw material suppliers. The cost and availability of raw materials and esters, the availability of tax and other incentives for our products and arrangements for the distribution of our products by others, could change. Also, although we believe there is sufficient manufacturing capacity to meet our long term objectives, this could change as well.  Should the situation change with any of these important components in the manufacture and distribution of our products this could have a significant negative effect on the company’s business, and outlook.

Our business may be harmed if we fail to obtain regulatory approvals or comply with legislative and regulatory requirements.

The manufacturing, marketing, supply, distribution and use of fuel and fuel reformulators are subject to extensive legislation and regulation in most jurisdictions in which we intend to do business. Our reformulator and the resultant ester blend will be competing with both ordinary diesel fuel and other fuels and solutions that claim to offer environmental benefits. The business of Ethos depends, in part, on the availability of environmental legislation which requires or provides incentives to customers to use products similar to our own. New or revised legislation and regulations as a result of changes in the prevailing political climate or for any other reasons, which for example remove the availability of incentives or which impose additional compliance burdens on us, or which provide incentives to distributors and customers to adopt competitive products, could have an adverse effect on our business, prospects, results of operations and financial position.

The development and manufacture of our technology may subject us to environmental compliance or remediation obligations.

Our technology is and will be subject to many environmental laws and regulations wherever it is used. Such laws and regulations govern, among other things, fuel emissions, the use and handling of hazardous substances, waste disposal and the investigation and remediation of soil and groundwater contamination. As with other companies engaged in similar activities, a risk of environmental liability is inherent in our current and historical activities. Future additional environmental compliance or remediation obligations could adversely affect our business through increased production costs from implementing environmental compliance. By restricting or prohibiting the manufacture, distribution and use of our products, environmental regulations could harm our business.

Our business is subject to extensive and potentially costly environmental regulations that could significantly increase our operating costs and our ability to successfully operate.

We are subject to a number of environmental regulatory bodies such as the EPA, as well as other regulatory agencies.

In accordance with the regulations promulgated under the US Clean Air Act, manufacturers (including importers) of gasoline, diesel fuel and additives for gasoline or diesel fuel, are required to have their products registered with the EPA prior to their introduction into the market place. Currently, Ethos FR® has such a registration (1910-0001).  However, unforeseen future changes to the registration requirements may be made, and Ethos FR® may not be able to qualify for registration under such new requirements. The loss of our EPA registration or restrictions on its current registration could have an adverse affect on our business and plan of operation.

We have registered this product with the US Environmental Protection Agency. This registration permits us to sell Ethos FR® for domestic on-road use in the United States.  However, there are provisions in the Environmental Protection Act that could require further testing. In addition, we currently sell our product outside of the United States and intend to further expand our sales efforts internationally. Accordingly, Ethos FR® is registered in the United States only, and we are considering its registration in other countries.  Further testing could be needed in these or other countries. The  failure  of  Ethos FR®  to  maintain  or obtain  registration  in countries  or areas  where we would  like to market it would  have a  materially adverse effect on our business and plan of operation.

Our business is favorably affected by stricter air quality regulations and regulations regarding emission controls.  If these regulations are withdrawn or determined to be invalid, our prospects would be adversely affected.

Additionally, environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we obtain approval, we may be required to invest or spend considerable resources to comply with future environmental regulations. If any of these events were to occur, they may have a material adverse impact on our operations, cash flows and financial performance.

Developing new products, creating effective commercialization strategies for our technology and enhancing our products and strategies are subject to inherent risks. These risks include unanticipated delays, unrecoverable expenses, technical problems or difficulties, as well as the possibility that funds will be insufficient. Any one of these could make us abandon or substantially change our technology commercialization strategy.

Our success will depend upon, among other things, our products meeting targeted cost and performance objectives for large-scale production, our ability to adapt technologies to satisfy industry standards, satisfying consumer expectations and needs and bringing our products to market before the market is saturated. We may encounter unanticipated technical or other problems that result in increased costs or substantial delays in introducing and marketing new products. Current and future products may not be reliable or durable under actual operating conditions or otherwise commercially viable. New products may not satisfy price or other performance objectives when introduced in the marketplace. Any of these events could adversely affect our realization of revenues from such new products.

Product liability claims related to our products could prove to be costly to defend and could harm our business reputation.

Fuel and fuel-additive businesses may be adversely affected by litigation and complaints from distributors, customers and government authorities resulting from fuel quality, illness, injury or other health concerns or other issues. Adverse publicity surrounding such allegations could negatively affect our products, regardless of whether the allegations are true, by discouraging distributors and customers from buying our products. We could also incur significant costs and the diversion of management time in defending the Company against claims, whether or not such claims have any basis.

We face management, financial and information systems and controls challenges that must be met to manage our anticipated growth and failure to do so will hurt our financial situation and the company’s future prospects.

In order to successfully manage our anticipated growth, we must improve our management, financial and informational systems and controls, and expand, train and manage our employee base effectively. There will be additional demands placed on our technical, sales, marketing and administrative resources as we expand in our target markets. Our ability to cope with these demands may be impaired as a result.

Our business may suffer if we are unable to attract and retain key officers or employees.

We believe our future success will depend greatly upon the expertise and continued service of certain key executives and technical personnel. Furthermore, our ability to expand operations to accommodate our anticipated growth will also depend on our ability to attract and retain qualified management, finance, marketing, sales and technical personnel. However, competition for these types of employees is intense due to the limited number of qualified professionals. We have attempted to reduce these personnel risks by (i) entering into contracts with certain key employees, (ii) providing employment benefits such as vacations and health coverage, and (iii) adopting an employee stock option plan that covers most employees. However, these measures do not guarantee that employees will remain with the Company, or ensure that qualified employees can be recruited in the future.

Our ability to continue as a going concern is uncertain.

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2006 states that there is substantial doubt about the Company’s ability to continue as a going concern. This “going concern” opinion could adversely affect our ability to sell our products, attract and retain strategic relationships and obtain additional financing.

Our ability to use our net operating loss carry forward may be limited.

As of December 31, 2006, we have approximately $9,866,577 million in federal and state net operating loss carry forwards which will begin to expire in 2022 if not used to offset future federal and state taxable income. Our net loss carry forwards are subject to various limitations and have not been audited by the Internal Revenue Service. We anticipate the net loss carry forwards will be used to offset the federal and state taxable income and the related tax payments which we would otherwise be required to make with respect to income, if any, generated in future years.

The growth of our business is dependent upon the availability of adequate capital.

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing. Our cash flow is dependent on the successful commercialization of our products, principally Ethos FR®. Should it be insufficient to achieve our financial projections, our ability to obtain additional funding will determine our ability to continue as a going concern.

We face intense competition and may not have the financial and human resources necessary to keep up with rapid technological changes which may result in our technology becoming obsolete.

The fuel additive  business and related  anti-pollutant  businesses  are  subject to rapid  technological  change,  especially  due to  environmental protection regulations, and subject to intense competition. We compete with both established companies and a significant number of startup enterprises. We face competition  from producers  and/or  distributors of other diesel fuel additives (such as Lubrizol  Corporation, Chevron  Oronite  Company,  Octel Corp.,  Clean Diesel Technologies, Inc. and Ethyl Corporation), from producers of alternative mechanical technologies (such as Algae-X International,  Dieselcraft,  Emission Controls Corp. and JAMS Turbo, Inc.) and from alternative  fuels (such as bio-diesel fuel and liquefied natural gas) all targeting the same markets and claiming increased fuel economy, and/or a decrease in toxic emissions  and/or a reduction in engine wear.  Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we cannot keep up with these advances in a timely manner, we will be unable to compete in our chosen markets.

Competition from the advancement of alternative fuels may lessen the demand for our products and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing more efficient engines, hybrid engines and alternative clean power systems using fuel cells or clean burning gaseous fuels. Vehicle manufacturers are working to develop vehicles that are more fuel efficient and have reduced emissions using conventional gasoline. Vehicle manufacturers have developed and continue to work to improve hybrid technology, which powers vehicles by engines that utilize both electric and conventional gasoline fuel sources. In the future, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for Ethos FR® products, which would negatively impact our profitability, causing a reduction in the value of your investment.

Our officers and directors have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers and directors control 46% of our outstanding common stock, of which Enrique de Vilmorin, our Chairman, controls approximately 45%.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

Risks Related to Regulation and Governmental Action

A change in government policies unfavorable to our products may cause demand for our products to decline.

Growth and demand for our products may be driven primarily by federal and state government policies. The continuation of these policies is uncertain, which means that demand for our products may decline if these policies change or are discontinued. A decline in the demand for our products may negatively affect our results of operations, financial condition and cash flows.

A change in environmental regulations or violations thereof could result in the devaluation of our common stock and a reduction in the value of your investment.

Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. Consequently, even if we have the proper permits at the present time, we may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations, which may reduce our profitability.

Volatility in gasoline selling price and production cost may reduce our gross margins.

Ethos FR® products are used as a fuel reformulator to reduce vehicle emissions.  Therefore, the supply and demand for gasoline impacts the price of raw materials and our business and future results of operations may be materially adversely affected if gasoline demand or price decreases.

Risks Related to Our Stock Being Publicly Traded

We have a material weakness in internal controls due to a limited segregation of duties, and if we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. With only 25 employees at the Company, there is very limited segregation of duties, which the Company has identified as a material weakness in our internal controls.

Our stock price may be volatile.

Since our recent name change to Ethos Environmental, our Common Stock has been trading in the public market since November 16, 2006. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments

•	Disruption to our operations.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board of directors or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The liquidity of our common stock is affected by its limited trading market.

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol ETEV.OB. We expect our shares to continue to be quoted in that market and not to be de-listed, as we have no intention to stop publicly reporting.  An “established trading market” may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of an investment in our shares.  The trading volume of our common stock historically has been limited and sporadic.  Our daily trading volume has averaged approximately 4,664 shares since November 16, 2006.  As a result of this trading activity, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value, and the low trading volume may expose the price of our common stock to volatility.  Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock would likely decline.

A significant number of our shares will soon become eligible for sale and their sale or potential sale may depress the market price of our common stock.

Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held two years.

Investors should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain any future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our Common Stock has a small public float and future sales of our Common Stock, or sales of shares being registered under this document may negatively affect the market price of our Common Stock.

We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock may materially and adversely affect prevailing market prices for our Common Stock.

Because the market for and liquidity of our shares is volatile and limited, and because we are subject to the "Penny Stock" rules, the level of trading activity in our Common Stock may be reduced.

Our Common Stock is quoted on the OTCBB. The OTCBB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While our Common Stock continues to be quoted on the OTCBB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our Common Stock, compared to if our securities were traded on NASDAQ or a national exchange. In addition, our Common Stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

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

Item 3.    Legal Proceedings

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

	Bid*
	Low	High
2005 Fiscal Year
Jan - March 2005	$6.00	$18.00
Apr - June 2005	$7.20	$12.00
July - Sept 2005	$3.00	$32.40
Oct – Dec 2005	$6.00	$22.80
2006 Fiscal Year
Jan - Mar 2006	$6.60	$13.20
Apr - June 2006	$6.00	$11.76
July - Sept 2006	$3.00	$7.68
Oct – Dec 2006	$2.00	$11.15

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month periods ended March 31, 2007 and 2006 and for the years ended December 31, 2006 and 2005, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

Since inception in 2000, Ethos has been used by over 10,000 corporations and/or consumers in over 40 countries worldwide, which extends to six of the seven continents.  Each and every such end-user has reported to us, either in writing or verbally, that after using the Ethos FR product, they experienced cost savings of anywhere from 7% to 19% and emissions reductions of at least 30% as mentioned in this report. In addition to an effective and desirable product, the company’s success also derives from the careful development and tenacious implementation of a structured “proof-of-concept” marketing strategy.

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, and $4.77 million by the end of 2006. Even more significant growth is anticipated for 2007, with sales in established markets in the U.S., China, Ecuador, Africa and Europe expected to top current forecasts. Based on our growth to date, the 100% satisfaction rate and testimonials we are receiving from our satisfied customers, on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets, we project that top line revenue will grow to the tens of millions in 2008 and beyond.

Looking forward, marketing will constitute a significant portion of company expenditures as Ethos Environmental continues to develop sales of new ester-based fuel and engine enhancing products. We are in the process of developing new products covering areas of synthetic oils, sulfur substitutes, and varied formulations of the original Ethos FR® and its enhancements.

In addition, we will begin to initiate patents to cover ongoing development of a new engine design that combines past, present and state-of-the-art technologies. This new system generates rotary shaft power using only a fraction of the fuel consumed by today’s internal combustion engines, and testing has yielded power output that rivals current technologies with just a fraction of the emissions. We have great hope that this project will revolutionize power generation as we know it, significantly easing pollution from the usage of fossil fuels.

The management of Ethos Environmental is excited by the enthusiastic acceptance that our products, primarily Ethos FR®, have received – domestically and all around the world. We are proud to provide a product that is part of the solution to the high cost of fuel and the health costs of environmental pollutants.  Since inception, management has been focused on the development of a solid infrastructure, building relationships and establishing the foundation of a business that will continue to grow – non-stop – into the future.

The Company and Our Business

Ethos Environmental, Inc. (“Ethos” or the “Company”) manufactures and distributes fuel reformulating products designed to enable fuels to burn cleaner. The products developed by the Company are proprietary and, as such, protected by the Uniform Trade Secrets Act.  Our products, distributed using our registered trademark, Ethos FR®, are comprised of a unique line of fuel reformulators that consist of a blend of high quality, non-toxic, non-petroleum based esters.

Ethos products are non-toxic, non-hazardous and work with any fuel and in both internal and external combustion engines, which includes cars, trucks, buses, RV’s, ships, trains and generators. Ethos products reduce fuel costs by producing a net gain in mileage above cost. Our products contain two families of esters, a group of cleaning esters and a group of lubricating esters, both of which are combined with a mineral oil base. Our products serve to clean and lubricate the internal parts of an engine without the use of petroleum-derived products commonly found in fuel additives. The main objective is to make fuels self-cleaning and self-lubricating without increasing toxic emissions.  Importantly, since moving parts function more smoothly with reduced heat and friction, less engine maintenance is required and horsepower returns closer to the manufacturer specifications. Ethos products remove carbon deposits, one of the culprits that cause fuel to combust incompletely, resulting in wasted fuel that creates toxic emissions. The combination of cleaning and lubricating esters in Ethos products serve to stabilize fuel without changing its formula or specifications.

Overall, our products make engines combust fuel more completely. When an engine uses each measure of fuel to the maximum degree possible, it has two very important benefits. First, it reduces fuel consumption and reduces non-combusted residues that an engine expels in the form of exhaust emissions, such as hydrocarbons, nitrogen oxides, carbon monoxide, particulate matter and other harmful products of combustion. Next, unused fuel is saved in the fuel tank, waiting to be used efficiently by the engine, instead of exhausted in the form of toxic emissions. Ethos products reduce emissions without adding any of its own components to the exhaust.  EPA Laboratory tests confirm that Ethos FR® is 99.99976% clean upon ignition and ashless upon combustion.

Ethos seeks both a cleaner environment and economic success. As the name Ethos suggests, we are committed to the highest ethical standards - in the product that we sell, in the relationship with our clients, and in the conduct of our business. The Company’s approach is to sales is “one gallon at a time,” earning the trust and loyalty of each customer by providing products that perform as promised and make a positive difference in the world.

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

The management of Ethos Environmental firmly believes that the market for our product is aggressively expanding.  Worldwide fuel consumption is approximately 85 million barrels per day and projected by the Energy Information Administration to continue to grow to 97 million barrels per day by 2015, and 118 million barrels per day by 2030.  Much of the dramatic growth over the past decade has been fueled by the dramatic expansion of India, China and Brazil.  As additional undeveloped countries begin to expand, so too will fuel consumption and the Company’s market base.  In addition, consumers are becoming more sensitive to increased fuel economy as oil prices have increased eight times since the late 1990s.

It is our goal to continue to aggressively build on our success in the domestic and international markets, offering the benefits of our products to companies and countries around the world.  During 2006, our revenue base increased by 168% over 2005.  Since 2004, the company has increased its revenue base by 450%, and by 573% since 2003.

The company’s management is directed to continued growth with its attention focused on comparative savings in marketing and production costs.  Our attention going forward is to increase market awareness of our name and the benefits provided by our product line.

During 2007, the company will be directing concerted focus to full compliance with Sarbanes-Oxley requirements, as revised in Audit Standard No. 5 for small businesses, in implementing Section 404(a) of the Act.

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

The management of Ethos Environmental is excited by the enthusiastic acceptance that Ethos FR® products have received – domestically and all around the world. We are proud to provide a product that is part of the solution to the high cost of fuel and the health costs of environmental pollutants.  Since inception management has been focused on the development of a solid infrastructure, building relationships and establishing the foundation of a business that will continue to grow – non-stop – into the future.

Results of Operations

The following financial data compares the balances as relates to Ethos Environmental, Inc. for the fiscal years ended December 2006 and 2005.  The following discussion has been updated using the restated financial statement balances.

Revenues

The Company recognized revenues of $4,768,013 for the year ended December 31, 2006 compared to $1,780,825 for the year ended December 31, 2005, an increase of $2,987,188 or 168%. The primary source of revenue for the years ended December 31, 2006 and 2005 is from the sale of Ethos FR®.  Other components of revenue include freight and service.  Freight is billed to the customer and compared to the amount of freight recorded in cost of sales, so that the Company is adequately capturing the cost of freight and billing to the client appropriately.

During 2006 the Company added a major new distributor in the United States, 4E Corp., and experienced a dramatic growth in sales to Latin America.  In addition, the Company has contracted sales scheduled in 2007 to new markets in Africa and Australia.

Our main priorities relating to revenue are to: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) increase growth in the number of customers and vehicles per customer, and (3) provide extensive customer service and support.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $3,154,647 or 66% of sales for the year ended December 31, 2006, compared to $1,254,366 or 70% of sales for the year ended December 31, 2005. The reason for the decrease in gross profit and increase in cost of sales in 2006 is due to the addition of depreciation of the building beginning in 2006, of which substantially most of this depreciation is included within cost of sales.

Management continues to direct attention to increasing production efficiency and thereby reducing cost of sales as a percentage of sales.  Cost of sales includes the following components:  Material, labor, depreciation, and freight.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with administration; including salaries, consulting, marketing, legal and business development. We will incur additional operating expenses for new staff members as they are hired.

Depreciation expense incurred for the year ended December 31, 2006 was $292,096, versus $83,209 for the year ended December 31, 2005.  The increase in depreciation was due to the purchase in 2006 of the new building which represented approximately $200,000 of the total depreciation of $292,096. Production and office equipment are depreciated on a 5-year basis, and the building is depreciated on a 25-year basis.  Only $18,865 of depreciation is shown in general and administrative expenses, as the remainder is included in cost of sales.

General and Administrative expenses incurred during the year ended December 31, 2006 totaled $4,987,623. These expenses were incurred primarily in the following accounts:

Legal fees of approximately $ 136,598 - of which the majority relates to fees generated by the merger
Accounting, audit, bookkeeping and director fees totaling $ 57,676
Business consulting fees of approximately $ 4,500,000 - of which the majority relates to the non-cash issuance of stock
Outside services of $ 159,749
Office expenses of $ 129,410

Similar expenses incurred for the year ended December 31, 2005 totaled $1,821,160 and were primarily for consulting services of a similar nature.

For comparison purposes, the Company issued 4,910,000 new shares of common stock for the payment of services during the year ended December 31, 2006, compared to 5,108,190 shares issued for cash during the year ended December 31, 2005.  Of the 4,910,000 shares issued in 2006, 3,600,000 shares were for services directly associated with the merger contract between Ethos Environmental, Inc. and Victor Industries, Inc.  These shares were accounted for at the book value of $0.25 and charged against general and administrative expenses (business consulting) in accordance with Generally Accepted Accounting Principles (GAAP).  The remaining 1,310,000 shares were issued in compliance with prior consulting agreements and valued at the market price at the date of issue, $5.10.  The value of these shares was charged against both selling expenses and general and administrative expenses.  There was no cash involved in this transaction.

The stock award given to the CEO consisted of 3,500,000 shares of common stock which was valued at $.25, the book value of Ethos at the date of merger.

The CEO’s salary at December 31, 2006 consisted of shareholder loans which had been on the books of the Company prior to the merger.  These loans totaled approximately $344,325 and were converted to compensation for the CEO during the year ended December 31, 2006.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The amounts expensed for the years ended December 31, 2006 and 2005 amounted to $112,051 and $132,404, respectively. Research and development (R&D) costs will continue to decrease in the future due to the completion of much of the R&D of the Ethos FR® product.

Net Loss

The Company incurred a net loss for the year ended December 31, 2006 of $6,490,113 as compared to a net loss of $1,051,637 for the year ended December 31, 2005.  Even though revenues increased by 168% during 2006, as compared to December 31, 2005, the net loss increased by approximately $5,400,000.  The main reason for the increase in net loss is due to the issuance of stock associated with the merger, and for services provided which totaled $7,580,990.    No cash was transferred in this transaction.  The stock compensation is included in the consolidated statement of operations under both selling expenses and general and administrative expenses.

In addition, during 2006, the Company purchased a new building for its corporate headquarters at a cost of $5,300,000, as well as, an additional $1,235,000 spent on building improvements and production equipment.  The total value of fixed assets at December 31, 2006 totaled $6,783,145.  These purchases were funded partially with interest-bearing notes valued at $5,141,800.  Due to this increase in fixed assets, depreciation increased accordingly, and totaled $292,096 in 2006, versus $83,209 in 2005.

NON-OPERATING INCOME AND EXPENSES

Non-operating income, net of expenses, increased in the year ended December 31, 2006 versus 2005, due to the settlement of a substantial amount due to one of our vendors. A substantial order placed with one of our suppliers in previous years, and carried on the books of Ethos Environmental, Inc., was canceled with the vendor in early 2006, and full credit given by the vendor.  A liability is considered extinguished for financial reporting purposes if either of the following is met:  The debtor pays the creditor and is relieved of its obligation or the debtor is legally released from the primary obligation under the liability.  In this case, the creditor relieved the Company (debtor) for materials that were found to be faulty and invoiced and expensed in a prior year.  Extinguishment of debt is shown as a gain or loss in the period occurred and should only be classified as extraordinary if certain criterion is met for being unusual and infrequent. This is not an extraordinary event. The amount of $670,200 is presented correctly as other income.

Interest expense totaled $620,244 during the year ended December 31, 2006 as compared to $8,907 in 2005. The interest was primarily associated with the interest-only loan for $4,750,000, related to the purchase of the new building. Other expenses totaled and $58,931 in 2006 versus $0 in 2005.

Liquidity and Capital Resources

On December 31, 2006, we had working capital of $49,801 and stockholders’ equity of $1,696,269 compared to a working capital deficit of $(405,752) and stockholders’ equity of $610,392 on December 31, 2005.

On December 31, 2006, the Company had $64,867 in cash and $300,000 in restricted cash, total assets of $7,519,474 and total liabilities of $5,823,205, compared to $198,498 in cash and $300,000 in restricted cash, total assets of $1,446,212 and total liabilities of $793,395 on December 31, 2005.

The Company purchased a building in 2006.  The initial term of the building loan was for a period of one year with a maturity date of January, 2007.  To further increase cash flow and working capital, the Company proposed new terms to the note holders.  Effective, December, 2006 the note was assigned to a new note holder with reduced interest of 14% compared to the original 17%.  The decrease in the interest rate on the note adds to the future of the Company’s overall liquidity and functional capital resources.

Subsequent to year end (May 23, 2007), an agreement to modify the promissory note was negotiated.  Terms of the modified note include an extension to March 31, 2009, and a reduction of interest to 12%.  The conversion feature was replaced with a three-year warrant to purchase up to 1.9 million shares of common stock at an exercise price of $2.50.  The warrant expires March 31, 2010. This transaction is reflected in the 8K which was filed May 24, 2007.

During 2006, the company re-evaluated its reserve for doubtful accounts and reduced its reserve to $126,500 from the $576,800 level maintained in 2005.  This change is believed by management to more closely reflect the corporate risk for accounts receivable delinquent for more than 90 days.

In January 2006, the Company received a credit from a supplier for $670,200 of materials purchased and booked in 2005, and found to be faulty. This has no effect on cash; however, the corresponding accounts payable account was reduced accordingly increasing working capital for the year.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy our contemplated cash requirements for the next twelve months. Our contemplated cash requirements for 2007 and beyond will depend primarily upon the level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

The Company has incurred significant losses from operations in the last two years. The Company's ability to continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations.

The net loss incurred at December 31, 2006 increased significantly due to issuance of stock for services in the amount of $7,580,990, as reflected within the cash flow.  This was a non-cash transaction that increased expenses and increased equity.  In addition, depreciation expense increased significantly due to the purchase of a building in 2006.  The Company decreased its allowance for doubtful accounts based upon a more in depth analysis of the client base and realization of receivables, and an overall increase in collections reflected the decrease in receivables for 2006. Inventory has increased each year, due to the need for keeping larger quantities of inventory on hand as sales have increased over 100% from 2005 to 2006.  Accounts payable and accrued expenses decreased due to more efficient handling of vendor bills and quicker payment turnaround, as well as, the change due to the other income relayed above in non-operating income and expenses.  A significant increase in both purchases of fixed assets and notes payable are due to the building purchase and the note thereon.  In conclusion, cash decreased by approximately $134K for the year ended December 31, 2006.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) attempting to raise additional capital and/or other forms of financing, some of which was consummated during the first quarter 2007 (please see ‘Loan Facilities’, below); (b) controlling overhead and operating expenses; and (c) continuing to increase the sales of its fuel reformulating product. During the first quarter 2007 the company increased its presence in Africa, Australia and Latin America and has made strong progress in the Caribbean. There can be no assurance that any of these efforts will be successful.

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

The contract for this sale and leaseback of equipment should be accounted for as an operating lease per SFAS 13 and 28, and will be shown as such in 2007.  There is no bargain purchase option at the end of the lease, and neither the 75% nor the 90% test has been met.  The title may pass back to the Company at the end of the lease; however, the lease may also be continued at the end of the 24 month period. The Company feels the appropriate stance is to show this as an operating lease in 2007; thereby recording the reduction of equipment, the corresponding loss, and treating the payments as lease expense.

The Company is in negotiations to extend the term of the mortgage on the building, and reduce the interest rate accordingly.

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue consists of the sale of products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

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

As discussed in Note 2, the accompanying 2006 consolidated financial statements have been restated.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
April 15, 2007, except for the effects of the restatement described in Note 2 for which the date is November 16, 2007

Item 7.    Financial Statements

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2006 (Restated)
CURRENT ASSETS:
Cash	$ 64,867
Restricted Cash	300,000
Accounts Receivable, net of allowance for doubtful accounts	327,324
Inventory	410,915
Other Current Assets	19,900
Total Current Assets	$ 1,123,006

Property and Equipment, net	6,391,468
Other Assets	5,000

Total Assets	$ 7,519,474

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$ 503,898
Accrued Expenses	101,488
Notes Payable	5,167,819
Note Payable Related Party	50,000
Total Current Liabilities	5,823,205

SHAREHOLDERS’ EQUITY:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 23,107,687 issued and outstanding	2,311
Additional Paid-in Capital	11,560,535
Accumulated Deficit	(9,866,577)
Total Shareholders’ Equity	1,696,269
Total Liabilities and Shareholders’ Equity	$ 7,519,474

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006 (Restated)	2005
Revenue	$ 4,768,013	$ 1,780,825
Cost of Sales (exclusive of depreciation shown below)	1,613,366	526,459
Gross Profit	3,154,647	1,254,366

Operating Expenses:
Depreciation (other than in cost of sales above)	18,865	83,209
Selling Expenses	4,689,910	483,953
General and Administrative	4,987,623	1,737,951
Total Operating Expenses	9,696,398	2,305,113
Operating Loss	(6,541,751)	(1,050,747)

Other Income	730,813	0
Interest Expense	(620,244)	(890)
Other Expense	(58,931)	0
Net Loss	$ (6,490,113)	$ (1,051,637)

Net Loss per Common Share	$ (6.76)	$ (5.38)
Weighted average shares used in per share calculation (basic and fully diluted)	960,685	195,504

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2006 and 2005
	Common Stock		Additional Paid-in Capital
	Number of Shares	Amount		Accumulated Deficit	Total
Balance at December 31, 2004	17,609,287	$ 17,610	$ 3,793,046	$(2,324,827)	$1,485,829
Common stock issued for cash	5,108,190	5,108	171,092		176,200
Net loss				(1,051,637)	(1,051,637)
Balance at December 31, 2005	22,717,477	22,718	3,964,138	(3,376,464)	610,392

Common stock repurchased	(5,000,000)	(5,000)	(45,000)		(50,000)
Capital contribution			45,000		45,000
Adjust shares to par (.0001) from (.001)	(17,717,477)	(17,718)	17,718
Common Stock issued to effect reverse acquisition (Restated)	17,718,187	1,772	(1,772)
Shares converted with merger (Restated)	479,500	48	(48)
Common stock issued for services (See Note 1)	4,910,000	491	7,580,499		7,580,990
Net Loss (Restated)				(6,490,113)	(6,490,113)
Balance at December 31, 2006 (Restated)	23,107,687	$2,311	$11,560,535	($9,866,577)	$1,696,269

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005
	2006 (Restated)	2005
Cash Flows from Operating Activities
Net Loss (Restated)	$ (6,490,113)	$ (1,051,637)
Adjustments to Reconcile Net Loss to Net Cash provided by (used by) operating activities
Common Stock Issued for Expenses	7,580,990	0
Depreciation	292,096	83,209
Changes in allowance for doubtful accounts Changes in Operating Assets and Liabilities	(450,297)	527,847
Assets:
Accounts receivable	413,030	(451,030)
Inventory	(151,351)	(200,816)
Other assets	67,209	(10,000)
Liabilities:
Accounts payable	(246,658)	567,575
Accrued expenses	10,929	90,559

Net Cash Provided (Used) by Operating Activities	1,025,835	(444,293)
Cash Flows from Investing Activities
Building Deposit	0	(200,000)
Purchase of Property and Equipment	(6,359,874)	(101,549)
Cash Received from Acquisition	589

Net Cash Used by Investing Activities	(6,359,285)	(301,549)
Cash Flows from Financing Activities
Proceeds from Note Payable Proceeds from Related Party Note Payable	5,167,819 50,000	11,003 0
Repayment of Note Payable Repurchase of Common Stock Proceeds from Common Stock sales	(13,000) (50,000) 0	0 0 176,200
Proceeds from Capital Contribution	45,000	0
Net Cash Provided by Financing Activities	5,199,819	187,203
Net Change in Cash and Cash Equivalents	(133,631)	(558,639)
Cash at Beginning of Period	498,498	1,057,137
Cash at End of Period	$ 364,867	$ 498,498
Reconciliation to Balance Sheet Presentation:
Cash	$ 64,527	$ 198,498
Restricted Cash	300,000	300,000
	$ 364,527	$ 498,498

See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Organization

Ethos Environmental, Inc. ("the Company") manufactures and distributes fuel reformulating products that increase fuel mileage, reduce emissions, and maintain lower fuel costs. The Company is based in Southern California and sells its product, primarily in the United States, Latin America, Europe, Africa, Australia and Asia.

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

The terms of the acquisition included the Company's issuance of 17,718,187 shares of common stock to the shareholders of Ethos. Upon the Company’s issuance of the 17,718,187 shares, Ethos cancelled its 17,717,477 shares of common stock issued and outstanding. Since this was accounted for as a reverse acquisition, the Company is the legal acquirer while Ethos is the accounting acquirer. Accordingly, the financial statements present the activities of Ethos while the stock issued and outstanding is that of the Company. The accounting effect of the reverse acquisition is reflected in the consolidated statements of stockholders’ equity.

As part of the reverse acquisition, the prior activities of the Company were discontinued. No discontinued operations are presented in these financial statements since there were no expenses or revenues incurred after November 2, 2006 related to these operations.

The Company agreed to acquire Ethos Environmental, Inc. because of its anticipated future growth in a marketplace that is in strong demand for its product, and it was believed that the acquisition would benefit the existing shareholders of both companies.

Of the 4,910,000 shares issued in 2006, 3,600,000 shares were for services directly associated with the merger contract between Ethos Environmental, Inc. and Victor Industries, Inc.  These shares were accounted for at the book value of $0.25 and charged against general and administrative expenses (business consulting) in accordance with Generally Accepted Accounting Principles (GAAP).  The remaining 1,310,000 shares were issued in compliance with prior consulting agreements and valued at the market price at the date of issue, $5.10.  The value of these shares was charged against selling expenses and general and administrative expenses. There was no cash involved in this transaction.

Going Concern

The Company has incurred significant losses from operations in the last two years. The Company's ability to continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The net loss incurred at December 31, 2006 is mainly due to non-cash transactions for issuance of stock for services.

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

Cash

Cash includes a payroll account and an operating checking account held at a financial institution. The Company's cash balances have exceeded federally insured limits from time to time during the year ended December 31, 2006.

Restricted cash consists of a deposit made in August 2005 that is being held in a bank in Beijing, China. This deposit is required by the government of China and must be held in the account a minimum of eighteen months in order for the Company to conduct business in China.

Accounts Receivable

Accounts receivable are stated at their principal balances, do not bear interest and are generally unsecured. Management considers all balances over 30 days old to be past due. However, if credit is extended management conducts a periodic review of the collectibility of its accounts receivable. If an account is determined to be uncollectible based on historical experience and the current economic climate, an allowance is established and the account is written off against the allowance. The Company recorded an allowance of $126,485 and $576,782 at December 31, 2006 and 2005, respectively. At December 31, 2006, 62% of accounts receivable is due from one customer.

Inventory

Inventory consists primarily of the Company's fuel reformulating product and is stated at the lower of cost or market. In production, the company accounts for its inventory on a first-in-first-out basis (FIFO).

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the anticipated lease term or the estimated useful life. The Company's policy is to capitalize items with a cost greater than $4,000 and an estimated useful life greater than one year. The Company reviews all property and equipment for impairment at least annually. Typically, the company depreciates its assets over a 5 year period except for the building which is depreciated on a 25 year basis.

Notes Payable

On December 26, 2006, the company entered into a Demand Loan Agreement with a third party for $500,000 with an annual interest rate of 12%. At December 31, 2006, $417,819 had been funded. The remainder of the Demand Note was funded on January 2, 2007.

On January 26, 2006 the Company secured a loan for its building in the amount of $4,750,000 with a convertible Promissory Note. The Note was convertible at $2.50 per common share up to 1.9 million shares. The Note carried an annual interest rate of 17% with interest-only payments   and a term of one year. On December 6, 2006, the Note was assigned to another third party, and interest was renegotiated at 14%.

Prior to maturity, the Company approached the current note holders and requested that they extend the maturity of the Note to March 31, 2009. As part of its offer to induce the note holders to extend the maturity date, the Company offered to rescind the conversion feature and issue 1.9 million detachable warrants.  The Company is still currently negotiating the terms of a mutually acceptable extension.

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

Two customers accounted for 88% of the Company’s revenues for the fiscal year ended December 31, 2006. One Mexican customer accounted for 40% and one U.S. customer accounted for 48%.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $132,955 and $231,380, respectively and are included in selling expenses in the consolidated financial statements.

Shipping and Handling

Expenses related to shipping and handling is expensed as incurred and is included in "cost of sales" in the statement of operations.

Research and Development

Research and development costs are expensed to operations when incurred and are included in general and administrative expenses.  The amounts expensed for the years ended December 31, 2006 and 2005 amounted to $112,051 and $132,404, respectively.

Concentrations

The Company uses five vendors for most of its fuel reformulating products although there are other companies that can provide equivalent products. These vendors accounted for 90% of product purchases in 2006. During 2005, the company primarily used one vendor for most of its fuel reformulating products. That vendor accounted for 90% of products purchased in 2005.

Income Taxes

The Company accounts for its income taxes under the provisions of Statements of Financial Accounting Standards No. 109 (SFAS No. 109). Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. No provision for deferred taxes is reflected in the financial statements as the valuation allowance offsets any deferred tax benefit.  See Note 4.

Foreign Operations

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency (the U.S. Dollar) are included in "general and administrative" expenses in the statements of operations, which amounts were not material for the years ended December 31, 2006 and 2005. Currently, the company requires all sales, receipts, purchases and disbursements to be calculated in U.S. Dollars.

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

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006.  The Company has reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and has restated them accordingly.

The restated items are as follows:
•
The Company corrected the accounting for the reverse acquisition of Victor Industries, Inc. (former name of Registrant).  Since Victor Industries, Inc. was determined to meet the definition of a public shell, the transaction should be accounted for as a recapitalization.  Accordingly, no goodwill or other intangible assets are recognized in conjunction with this transaction. Therefore, there was a reduction of goodwill, customer list, accumulated amortization, accumulated depreciation and additional paid in capital resulting from this correction, in the amount of $2,411,103, $2,000,726, $66,690, 11,160 and $4,400,669, respectively. The net effect on the statement of operation resulted in a reduction of the net loss of $66,690 for the amortization which had previously been recorded on the intangibles.

•	The Company corrected the classification of depreciation between cost of sales and general and administrative expenses.

The following table presents the effects of the restatement adjustments on net loss for the periods ended December 31, 2006:

Net loss, as previously reported	$(6,556,803)
Restatement adjustments:
Amortization of intangibles	66,690

Net loss, as restated	$(6,490,113)

The following table presents the effects of the restatement adjustments on the Company’s previously reported financial position and results of operations as of and for the year ended December 31, 2006:

	As Previously Reported	As Restated
Revenue	$ 4,768,013	$ 4,768,013
Cost of sales	1,340,135	1,613,366
Operating expenses	10,036,319	9,696,398
Other income/expense	51,638	51,638
Net loss	$ (6,556,803)	$ (6,490,113)
Net Loss per Common Share	$ (6.83)	$ (6.76)
Total current assets	$ 1,123,006	$ 1,123,006
Property and intangibles, net	10,725,447	6,391,568
Other assets	5,000	5,000
Total assets	$ 11,853,453	$ 7,519,474
Total current liabilities	$ 5,823,205	$ 5,823,205
Stockholders’ equity	6,030,248	1,696,269
Total liabilities and stockholders’ equity	$ 11,853,453	$ 7,519,474

Note 3. Property and Equipment

The Company’s property and equipment consisted of the following at December 31:

	2006	2005
Building	$5,845,417	$0
Equipment	886,353	167,591
Furniture and fixtures	14,727	14,727
Computers	36,648	35,790
	6,783,145	218,108
Less: accumulated depreciation	(391,677)	(63,153)
	$6,391,468	$154,955

Note 4. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2006, the Company does not expect to have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company estimates that it has tax losses of approximately $9,900,000 (as restated) which may be available to reduce future taxable income. Any tax loss carry forwards available expire between the years 2020 and 2026.

The deferred tax asset associated with the estimated tax loss carry forward is approximately $3,366,000 (as restated). The Company has provided for a valuation allowance as an offset against the deferred tax asset as it is unknown at this time if the asset will be utilized.  The valuation allowance increased by approximately $2,210,000 and $358,000 for the years ended 2006 and 2005, respectively.

Note 5. Operating Leases

The Company leases an office building under a lease agreement that expires in July 2012. The rent expense for the year ended December 31, 2006 and 2005, totaled to $66,844 and $48,634, respectively.

The Company’s future annual minimum lease payments are as follows for years ending December 31:

2007	$52,657
2008	54,236
2009	55,863
2010	57,539
2011	59,265
Thereafter	35,170
Total	$314,730

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

Item 8A.   Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2006 our disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses.

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

Enrique de Vilmorin

Since 2000, Mr. de Vilmorin has served and President, CEO and Director of Ethos Environmental, Inc.  Mr. de Vilmorin has more than 25 years experience in multi-national corporations. His areas of expertise include finance, management and manufacturing. His hands-on approach makes him as comfortable with clients as he is in the warehouse or in the boardroom. His background includes work with Intel, IBM, First Union Bank, and the World Bank Group and a Masters Degree in Economics from the University of Southern California.

Jose Manuel Escobedo

Since 2000, Mr. Escobedo has served as Treasurer and Director of Ethos Environmental, Inc.  Mr. Escobedo brings to the Company more than 30 years of entrepreneurial experience and an MBA from IPADE. Mr. Escobedo has owned and managed businesses within the oil and fuels industry. He is a director of the Company.

Luis Willars

Since 2000, Mr. Willars has served as Secretary and Director of Ethos Environmental, Inc.  Mr. Willars, an Economist with more than 30 years experience in government and private sector corporations, adds a strong knowledge in corporate finance and administration.  Mr. Willars holds a Masters Degree in Economics from IETSM.  He is responsible for Ethos Environmental’s worldwide Strategic Planning and Finance.

Executive officers of the company are as follows:

Enrique de Vilmorin - President and Chief Executive Officer (see above).

Thomas W. Maher – Chief Financial Officer

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

The following executive compensation was paid during 2005 or 2006, if any.

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Enrique de Vilmorin – CEO & President	2006	$344,325	$—	875,000	—	—	—	—		$1,219,325
	2005	$--	$—	—	—	—	—	—	$
Thomas W. Maher – CFO	2006	$--	--	--	--	--	--	--	$

There were no stock options granted or exercised by the named executive directors in 2006.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

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

OPTION EXERCISES AND STOCK VESTED

There were no options exercised and there was no unvested stock outstanding during the year ended December 31, 2006.

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

The number of shares beneficially owned and the percent of shares outstanding are based on 23,107,669 shares outstanding as of December 31, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

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

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
10.1	Agreement and Plan of Merger by and between the Company and Ethos Environmental, Inc.	Incorporated by reference as an Exhibit to the Form 8-K filed on April 24, 2006.
10.2	2006 Definitive Proxy Statement.	As filed with the Commission on October 4, 2006.
10.3	Sale/Leaseback Agreement with Mazuma Capital Corp.	Filed herewith.
10.4	Amendment No.1 to Agreement with Mazuma Capital Corp.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2006, we engaged Peterson Sullivan PLLC as our independent auditor.  For the year ended December 31, 2006, we incurred fees to Peterson Sullivan PLLC as discussed below.

•	Audit Fees: Fees for audit and quarterly review services totaled $81,868 and $20,076 for 2006 and 2005, respectively, including fees associated with consents and the review of this report.

•	Tax Fees: We did not engage PETERSON SULLIVAN PLLC, for any tax related services during 2006 or 2005.

•	All Other Fees: Fees for other services not included in the above were $0in both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November,  2007.

Ethos Environmental, Inc. a Nevada Corporation

By:	/s/ Enrique de Vilmorin
Enrique de Vilmorin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Position	Date
/s/ Enrique de Vilmorin	Chief Executive Officer and Director	November 19, 2007
Enrique de Vilmorin

/s/ Jose Manuel Escobedo	Director	November 19, 2007
Jose Manuel Escobedo

/s/ Luis Willars	Director	November 19, 2007
Luis Willars

/s/ Thomas W. Maher	Principal Accounting Officer	November 19, 2007
Thomas W. Maher	Chief Financial Officer