Form 10QSB/A
period 2007-03-31
Ethos Environmental, Inc.
filed 2007-11-19
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB/A
Amendment No. 1
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

EXPLANATORY NOTE:

This Form 10-QSB/A is being filed to restate the Registrant’s Financial Statements in accordance with the Form 8-K filed on November 8, 2007.  Additional changes include a more thorough discussion regarding the Registrant’s business description and the Management Discussion & Analysis.

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2007

Ethos Environmental, Inc.

PART I.
Item 1.  FINANCIAL STATEMENTS

ETHOS ENVIRONMENTAL, INC.
BALANCE SHEET
(Unaudited)

ASSETS	March 31, 2007 (Restated)
CURRENT ASSETS:
Cash	$47,719
Restricted Cash	300,000
Accounts Receivable (Net of allowance for doubtful accounts )	2,687,809
Inventory	445,735
Other Current Assets	40,000
Total Current Assets	3,521,263

Property and Equipment, Net	5,864,116
Other Assets	270,475
Total Assets	$9,655,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$1,289,150
Accrued Expenses	143,258
Notes Payable	5,250,000
Note Payable Related Party	30,124
Total Current Liabilities	6,712,532

SHAREHOLDERS’ EQUITY:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 23,575,687 issued and outstanding	2,358
Additional Paid-in Capital	13,731,948
Accumulated Deficit	(10,790,984)
Total Shareholders’ Equity	2,943,322
Total Liabilities and Shareholders’ Equity	$9,655,854

See notes to financial statements.

ETHOS ENVIRONMENTAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007 (Restated)	2006

Revenue	$2,697,133	$1,318,925
Cost of Sales	924,725	231,063
Gross Profit	1,772,408	1,087,862

Operating Expenses: Depreciation (other than in Cost of Sales, above)	4,993
Selling Expenses	131,340	125,001
General & Administrative (See Note 1)	2,513,895	264,828
Total Operating Expenses	2,650,228	389,829
Operating Income (Loss)	(877,820)	698,033
Other Income (Expense)
Interest Expense	(177,660)	0
Gain on sale of assets	131,073	0
Net (Loss) Income	$(924,407)	$698,033
Net Income per Common Share (basic)	$(0.04)	$0.62
Net Income per Common Share (fully diluted)	$(0.04)	$0.62
Weighted average shares used in per share calculation (basic)	23,378,487	305,382
Weighted average shares used in per share calculation (fully diluted)	25,278,487	305,382

See notes to financial statements.

ETHOS ENVIRONMENTAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2007
	Common Stock		Additional Paid-in Capital
	Number of Shares	Amount		Accumulated Deficit	Total
Balance at December 31, 2006	23,107,687	$2,311	$11,560,535	($9,866,577)	$1,696,269

Common stock issued for services (See Note 1) (restated)	368,000	37	1,671,423		1,671,460
Common Stock Issued to Employee (See Note 1) (restated)	100,000	10	499,990		500,000
Net Loss (restated)				(924,407)	(924,407)
Balance March 31, 2007 (restated)	23,575,687	$ 2,358	$13,731,948	($10,790,984)	$2,943,322

See notes to financial statements.

ETHOS ENVIRONMENTAL, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2007 and 2006

	2007 (Restated)	2006
OPERATING ACTIVITIES
Net (Loss) Income	$(924,407)	$698,033
Adjustments to reconcile Net (Loss) Income to Net Cash provided by (used by) operating activities:
Gain on sale of assets	(131,073)	0
Depreciation	64,411	20,300
Common Stock Issued for Services (See Note 1)	2,171,460	0
Changes in operating assets and liabilities Assets:
Accounts Receivable	(2,360,485)	(605,963)
Inventory	(34,820)	204,835
Other Assets	(20,100)	(2,000)
Liabilities:
Accounts Payable & Accrued Expenses	802,693	33,554
Net cash (used by) provided by Operating Activities	(432,321)	348,759
INVESTING ACTIVITIES
Purchase of Property & Equipment	(33,543)	(5,198,691)
Net cash (used) by Investing Activities	(33,543)	(5,198,691)
FINANCING ACTIVITIES
Proceeds from sale and leaseback	386,411	0
Proceeds from Note Payable	82,181	4,750,000
Payments on ~~to~~ Note Payable, Related Party	(19,876)	0
Net cash provided by Financing Activities	448,716	4,750,000
Net cash (decrease) increase for period	(17,148)	(99,932)
Cash at beginning of period	64,867	498,498
Cash at end of period	$47,719	$398,566
SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Value of equipment sold then leased back		602,472

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
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

At a meeting of shareholders of the Company held on October 30, 2006, a majority of shareholders voted in favor of the merger. On November 2, 2006, the merger was consummated. As part of the merger, the Company re-domiciled to Nevada, and changed its name to Ethos Environmental, Inc. In addition thereto, and as part of the merger, the Company set a record date of November 16, 2006 for a reverse stock split of 1 for 1,200. All of the per share data in these financial statements are presented on a post-split basis.

The merger provided for a business combination transaction by means of a merger of Ethos with and into the Company, with the Company as the corporation surviving the merger. Accordingly, the comparative information presented is that of Ethos Environmental, Inc.

The statements presented at December 31, 2006 were consolidated.  Effective January, 2007, the wholly-owned subsidiary was distributed to a third party for no value, and so there remains no subsidiary of the Company.  The statements for 2007 and forward are therefore not presented on a consolidated basis.

Going Concern

The Company has incurred significant losses from operations in the last two years. The Company's ability to continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The net loss incurred at December 31, 2006 and at March 31, 2007 is mainly due to non-cash transactions for issuance of stock for services.  For the year ended December 31, 2006, the non-cash transactions totaled $7,580,990 against a total reported loss of $6,490,113.  For the quarter ended March 31, 2007, the non-cash transactions totaled $2,171,460 against a reported loss of $924,407.

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

Interim Disclosure

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2006 and 2005, included in the Company's annual reports on Form 10-KSB. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary (consisting of a normal recurring nature) to present a fair statement of the results of the interim periods presented.

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

Two customers accounted for 96% of accounts receivables at March 31, 2007, and 96% of revenue for the quarter ended March 31, 2007.

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

During the three months ended March 31, 2007, the company issued 468,000 shares of common stock.  Of this total, 368,000 shares of common stock were issued for services, and 100,000 shares were issued in compliance with the Employment Agreement of Thomas W. Maher, Chief Financial Officer.  The Employment Agreement, was filed along with ~~on~~ Form 8-K submitted to the SEC on December 8, 2006.  These shares of stock were valued at the fair value at date of issuance for $4.54 and $5.00, respectively, and are included in general and administrative expenses.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share), as well as, any potentially dilutive common shares. There were 1,900,000 dilutive securities outstanding at March 31, 2007 and none in 2006. The convertible feature of the Notes Payable is not included in the calculation of diluted earnings per share since it would not have an appreciable effect on the earnings per share.

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet as of March 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2007.  The Company has reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and has restated them accordingly.

The restated items are as follows:
•
The Company corrected the accounting for the reverse acquisition of Victor Industries, Inc. (former name of Registrant).  Since Victor Industries, Inc. was determined to meet the definition of a public shell, the transaction should be accounted for as a recapitalization.  Accordingly, no goodwill or other intangible assets are recognized in conjunction with this transaction. Therefore, there was a reduction of goodwill, customer list, accumulated amortization and additional paid in capital resulting from this correction. The net effect on the statement of operations resulted in an increase to the net income for the amortization which had previously been recorded on the intangibles.

•	The Company corrected the valuation of stock compensation by $2,121,460; which changed the net income to a net loss
•	The Company corrected the accounting for a sale and leaseback transaction which resulted in a net increase to income of $78,357 with changes to depreciation, lease expense, and gain on sale of assets

The following table presents the effects of the restatement adjustments on net loss for the period ended March 31, 2007:

Net income, as previously reported	$1,018,660
Restatement adjustments:
Amortization of intangibles	100,036
Stock compensation	(2,121,460)
Sale and leaseback transaction	78,357

Net loss, as restated	$(924,407)

The following table presents the effects of the restatements adjustments on the Company’s previously reported financial position and results of operations as of and for the three (3) months ended March 31, 2007:

	As Previously Reported	As Restated
Revenue	$ 2,697,133	$ 2,697,133
Cost of sales	865,307	924,725
Operating expenses	635,506	2,650,228
Other income/expense	(177,660)	(46,587)

Net Income (Loss)	$ 1,018,660	$ (924,407)

Net Income (Loss) per Common Share	$ 0.04	$ (0.04)

Total current assets	$ 3,521,263	$ 3,521,263
Property and intangibles, net	9,993,068	5,864,116
Other assets	270,475	270,475
Total assets	$ 13,784,806	$ 9,655,854

Total current liabilities	$ 6,685,898	$ 6,712,532
Stockholders’ equity	7,098,908	2,943,322
Total liabilities and stockholders’ equity	$ 13,784,806	$ 9,655,854

Note 3. New Accounting Pronouncements

There were no new accounting pronouncements effective March 31, 2007 that have been issued, or would be expected to have a material impact on the Company’s financial statements.

Note 4. Subsequent Events

Stock Issuances

There were 483,500 shares issued for services subsequent to the quarter ended March 31, 2007, and 250,000 shares cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

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

Business Summary

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

Following is the Ethos FR® Material Safety Data Sheet (MSDS)

Material Safety Data Sheet May be used to comply with OSHA's Hazard Communication Standard 29 CFR 1910.1200 Standard must be consulted for specific requirements	**U.S. Department of Labor** Occupation Safety and Health Administration (Non-Mandatory Form) Form Approved OMB No. 1218-0072
IDENTITY ETHOS FR - Fuel Reformulator	*Note: Blank spaces are not permitted. If any item is not applicable, or no information is available, the space must be marked to indicate that.*

Section I

Manufacturer's Name Ethos Environmental, Inc.	Emergency Telephone Number 619-575-6800
Address (Number, Street, City, State, and ZIP Code) 7015 Alamitos Avenue	Telephone Number For Information 619-575-6800
San Diego, CA 92154	Date Prepared January 01, 2006
	Signature of Preparer (optional)

Section II - Hazardous Ingredients/Identity Information

Hazardous Components (Specific Chemical Identity; Common Names(s))	OSHA PEL	ACGIH TLV	Other Limits Recommended	% (optional)
Non-Hazardous				

Section III - Physical/Chemical Characteristics

Boiling Point	400 F	Specific Gravity (H_2O = 1)	0.93
Vapor Pressure (mm Hg)	< 1	Melting Point	N/A
Vapor Density (AIR = 1)	11.4	Evaporation Rate (Butyl Acetate = 1)	< 1

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

The Company is liable for taxes in the United States. As of March 31, 2007, the Company does not expect to have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements, except for the minimum tax in California amounting to $800.

The Company estimates that it has tax losses of approximately $10,800,000 which may be available to reduce future taxable income. Any tax loss carry forwards available expire between the years 2020 and 2026.

The deferred tax asset associated with the estimated tax loss carry forward is approximately $3,672,000. The Company has provided for a valuation allowance as an offset against the deferred tax asset as it is unknown at this time if the asset will be utilized. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the benefit will not be realized.  The Company has taken a conservative approach in that it is unknown at this time if the tax benefit from these net operating losses will ever be realized.  Therefore, the entire amount of the deferred tax benefit has been reduced by a valuation allowance equal to the tax benefit.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for period ended March 31, 2007 amounted to $7,500, compared to $ 82,933 for the same period in the prior year. All of these costs are borne by the Company.

The company continues to strive to improve its products, packaging, etc., and develops new products for the future.

Revenues

The Company recognized revenue of $ 2,697,133 for the period ended March 31, 2007 compared to revenues of $ 1,318,925 for the same period in the prior year, an increase of $1,378,208, or 104%. The primary source of revenue for the period ended March 31, 2007 is from the sale of Ethos FR®.  Other components of revenue include freight and service.  Freight is billed to the customer and compared to the amount of freight recorded in cost of sales, so that the Company is adequately capturing the cost of freight and billing to the client appropriately.

During the quarter, the Company added a major new customer in Nigeria, and experienced a dramatic growth in sales to Latin America.  In addition, the Company has contracted additional sales through 2007 to Africa, Latin America and Australia.

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

Gross Profit

Gross profit, defined as revenue less cost of goods sold, was $ 1,772,408 or 66% of sales for the period ended March 31, 2007, compared to $ 1,087,862 or 82% of sales for the period ended March 31, 2006. In terms of absolute dollars, gross profit increased 63% for the period ended March 31, 2007 compared to same period in the prior year due primarily to the sales of the Ethos FR® product.

Cost of sales was $ 924,725 for the period ended March 31, 2007, which represented 34% of revenues compared to $ 231,063 for the comparable period in the prior year, which represented 18% of revenues. The reason for the decrease in gross profit and increase in cost of sales in 2007~~6~~ is partially due to the addition of depreciation of the building and equipment, beginning in 2006, of which substantially most of this depreciation is included within cost of sales. Cost of sales during the quarter ended March 31, 2006, were abnormally low due to a prior period adjustment for materials.  Without this adjustment, cost of sales would have represented 32% of revenues for the period.

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

Depreciation expense incurred for the quarter ended March 31, 2007 was $64,411, of which $59,418 is included in cost of goods sold and $4,993 is included in operating expenses, versus $20,300 for the quarter ended March 31, 2006.  The increase in depreciation was due to the purchase in 2006 of the new building and manufacturing equipment which represented approximately $59,418 of the total depreciation of $64,411. Production and office equipment are depreciated on a 5-year basis, and the building is depreciated on a 25-year basis.  Much of the equipment was sold under a sale/leaseback transaction during the quarter ended March 31, 2007.

General and Administrative expenses incurred for the quarter ended March 31, 2007 totaled $2,513,895. These expenses were incurred primarily for the following reasons:

Accounting, audit, bookkeeping and director fees totaling $51,710
Business consulting fees of $7,042
Common Stock Issuance of $2,171,460, a non-cash item (See below and Note 1)
Outside Services of $10,000
Office expenses of $51,148
Salaries and Wage expense of $175,315

Similar expenses incurred for the period ended March 31, 2006 were $264,828 and were incurred primarily for expenses of a similar nature.

Also, for comparison purposes, there were 468,000 newly issued shares for the payment of services during the period ended March 31, 2007 (See Note 1), compared to196,863 shares issued for cash during the period ended March 31, 2006.

Shares of stock were issued for services as of March 31, 2007 and December 31, 2006.  The majority of the services were in relation to the merger.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The amounts expensed for the quarters ended March 31, 2007 and 2006 amounted to $7,500 and $82,933, respectively. Research and development (R&D) costs will continue to decrease in the future due to the completion of much of the R&D of the Ethos FR® product.

Net Loss

The Company incurred a net loss for the quarter ended March 31, 2007 of $924,407 as compared to a net profit of $698,033 for the quarter ended March 31, 2006.  Even though revenue increased by 104% during the quarter, as compared to March 31, 2006, the net loss increased by $1,620,134.  The main reason for the increase in net loss is due to the issuance of stock for services provided which totaled $2,171,460.  No cash was transferred in this transaction.

In addition, during 2006, the Company purchased a new building for its corporate headquarters at a cost of $5,300,000, as well as, an additional $1,265,000 spent on building improvements and production equipment.  The total value of fixed assets at March 31, 2007 totaled $6,189,660.  These purchases were funded partially with interest-bearing notes valued at $5,250,000.  Due to this increase in fixed assets, depreciation increased accordingly, and totaled $64,411 for the quarter ended March 31, 2007, versus $20,300 for the same period in 2006.  During the quarter ended March 31, 2007, approximately $600,000 of equipment was sold in a sale and leaseback transaction (see below).  The remainder of the equipment was sold in April, 2007.

NON-OPERATING INCOME AND EXPENSES

Non-operating expenses increased for the quarter ended March 31, 2007 versus 2006, due to the financing of the new building. Interest expense totaled $177,660 for the quarter ended March 31, 2007 from -0- for the comparable period in 2006. The interest was directly associated with the interest-only loans of $5,250,000, related to the purchase of the new building.

In addition, non-operating income increased for the quarter ended March 31, 2007 versus 2006, due to the sale and leaseback transaction with Mazuma Capital.  The Company sold approximately $600,000 of assets to Mazuma, and leased back these assets in February of 2007.  This transaction was treated as a sale and the Company recognized a gain upon the sale of the equipment of $131,073 which is shown in other income. (See Loan Facilities below).

Liquidity and Capital Resources

During the three months ended March 31, 2007, the Company had a working capital deficit of $3,191,269 and stockholders’ equity of $2,943,322 compared to a working capital of $308,333 and stockholders’ equity of $1,546,734 during the comparable period in 2006.

On March 31, 2007, the Company had $ 47,719 in cash and $ 300,000 in restricted cash, total assets of $9,655,854 and total liabilities of $ 6,712,532, compared to $ 98,566 in cash and $300,000 in restricted cash, total assets of $ 7,162,600 and total liabilities of $ 5,615,866 on March 31, 2006.

The Company purchased a building in 2006.  The initial term of the building loan was for a period of one year with a maturity date of January, 2007.  In 2006, the note was assigned to a new note holder with reduced interest of 14% compared to the original 17%.  In May, 2007 negotiations were finalized to modify the terms of the promissory note and extend the maturity for a period of two additional years through March 31, 2009, as well as, a reduced interest rate of 12%.  This agreement would increase the Company’s working capital and show a more positive outlook for the next two years in terms of liquidity.

Subsequent to quarter end (May 23, 2007), an agreement to modify the promissory note was negotiated.  Terms of the modified note include an extension to March 31, 2009, and a reduction of interest to 12%.  The conversion feature was replaced with a three-year warrant to purchase up to 1.9 million shares of common stock at an exercise price of $2.50.  The warrant expires March 31, 2010. This transaction is reflected in the 8K which was filed May 24, 2007.

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

The net loss incurred at March 31, 2007 increased due to issuance of stock for services in the amount of $2,171,460, as reflected within the cash flow.  This was a non-cash transaction that increased expenses and increased equity.  In addition, depreciation expense increased due to the purchase of a building in 2006.  Receivables have increased significantly due to a significant growth in sales.  Payables have increased as well due to the need for additional cost of goods materials and labor to provide product for the growth in sales.  Proceeds from the sale and leaseback provided for an influx of cash, although 50% of the proceeds are held back as a security deposit.  In conclusion, cash only decreased by a minimal amount for the quarter ended March 31, 2007.

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

Loan Facilities

On February 7, 2007, the Company entered into an equipment lease agreement with Mazuma Capital Corp. wherein the Company agreed to a 24-month sale and leaseback arrangement for up to $800,000 of its manufacturing equipment. The lease calls for a monthly payment based on a factor of .04125 times the average outstanding loan balance during the month. Through May 10, 2007, the company has placed property valued at $737,968 under this lease arrangement with Mazuma Capital Corp.

The contract for this sale and leaseback of equipment was accounted for as an operating lease per SFAS 13 and 28.  There is no bargain purchase option at the end of the lease, and neither the 75% nor the 90% test has been met.  The title may pass back to the Company at the end of the lease; however, the lease may also be continued at the end of the 24 month period. The Company feels the appropriate stance is to show this as an operating lease in 2007; thereby recording the reduction of equipment, the corresponding gain, and treating the payments as lease expense.

The Company is in negotiations to extend the term of the mortgage on the building and reduce the interest rate accordingly.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Since inception in 2000, Ethos Environmental has grown its customer base to thousands of diverse clients on six continents worldwide, using the most effective sales tool possible – a product that works!  In addition to an effective and desirable product, the company’s success also derives from the careful development and tenacious implementation of a structured “proof-of-concept” marketing strategy.

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, and $4.77 million by the end of 2006. Even more significant growth is anticipated for 2007, with sales in established markets in the U.S., Asia, Latin America, Australia, Africa and Europe expected to top current forecasts. Furthermore, market implementation plans anticipate growth in 2007 and beyond, leading to gross multi million sales in 2008. These projections are based on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2007 due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between January 1, 2007 and March 31, 2007, the Company issued 468,000 shares of our common stock for services rendered by key consultants, officers, and directors.

On March 9, 2007, the Company closed on a private placement of 50,000 shares of common stock for a total of $50,000, which was subsequently cancelled and returned to treasury on April 4, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On April 4, 2007, the Company cancelled and returned to treasury 50,000 shares of our common stock.

On April 16, 2007, the Company announced that it engaged RedChip Companies, Inc. to lead its investor relations campaign.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
10.1	Agreement and Plan of Merger by and between the Company and Ethos Environmental, Inc.	Incorporated by reference as an Exhibit to the Form 10-KSB/A filed on November 19, 2007.
10.2	2006 Definitive Proxy Statement.	Incorporated by reference as an Exhibit to the Form 10-KSB/A filed on November 19, 2007.
10.3	Sale/Leaseback Agreement with Mazuma Capital Corp.	Incorporated by reference as an Exhibit to the Form 10-KSB/A filed on November 19, 2007.
10.4	Amendment No.1 to Agreement with Mazuma Capital Corp.	Incorporated by reference as an Exhibit to the Form 10-KSB/A filed on November 19, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on or about March 13, 2007; and
(b)	Form 8-K filed on or about April 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2007	ETHOS ENVIRONMENTAL, INC (Registrant) By: /s/ Enrique de Vilmorin
Enrique de Vilmorin
Director, CEO and CFO