Form 10QSB/A
period 2007-06-30
Ethos Environmental, Inc.
filed 2007-11-19
CIK 1056598

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 26,309,187 shares of common stock, $.001 par value per share, as of August 14, 2007.

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

June 30, 2007

Ethos Environmental, Inc.

PART I.
Item 1. FINANCIAL STATEMENTS

ETHOS ENVIRONMENTAL, INC.
BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2007 (Restated)
CURRENT ASSETS:
Cash	$12,857
Restricted Cash	300,000
Accounts Receivable (Net of allowance for doubtful accounts)	3,955,100
Inventory	323,409
Other Current Assets	43,000
Total Current Assets	$4,634,366

Property and Equipment, Net	5,896,499
Other Assets	399,419
Total Assets	$10,930,284

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$688,729
Accrued Expenses	203,113
Current Portion of Long Term Debt	1,123,153
Note Payable Related Party	115,124
Total Current Liabilities	2,130,119

Long-Term Debt, Net of Current Portion	4,750,000

Total Liabilities	6,880,119

SHAREHOLDERS’ EQUITY:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 23,809,187 issued and outstanding	2,381
Additional Paid-in Capital	22,082,345
Accumulated Deficit	(18,034,561)
Total Shareholders’ Equity	4,050,165
Total Liabilities and Shareholders’ Equity	$10,930,284

See notes to financial statements.

ETHOS ENVIRONMENTAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended June 30, 2007 and 2006

	2007 (Restated)	2006

Revenue	2,599,962	1,380,307
Cost of Goods Sold	785,297	469,304
Gross Profit	1,814,665	911,003

Operating Expenses:
Depreciation (other than in Cost of Sales, above)	5,280	0
Selling Expenses	200,226	241,526
General & Administrative	2,053,897	462,593
Debt Extinguishment (See Note 3)	6,646,171	0
Total Operating Expenses	8,905,574	704,119
Operating Income (Loss)	(7,090,909)	206,884
Other Income (Expense)
Other Income	35	0
Gain on sale of assets	47,929	0

Interest Expense	(200,632)	(157,608)
Net Income (Loss)	(7,243,577)	49,276

Net Income (Loss) per Common Share (basic & fully diluted)	$(0.30)	$0.12

Weighted average shares used in per share calculation (basic & fully diluted)	23,763,000	415,616

  See notes to financial statements.

ETHOS ENVIRONMENTAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006

	2007 (Restated)	2006

Revenue	5,297,095	2,697,943
Cost of Goods Sold	1,709,941	809,383
Gross Profit	3,587,154	1,888,560

Operating Expenses:
Depreciation (other than in Cost of Sales above)	10,273	0
Selling Expenses	328,929	285,849
General & Administrative	4,570,510	952,857
Debt Extinguishment See Note 3	6,646,171	0
Total Operating Expenses	11,555,883	1,238,706
Operating Income	(7,968,729)	649,854
Other Income (Expense)	35	9,089
Gain on Sale of Assets	179,003	0

Interest Expense	(378,292)	(223,892)
Net Income (Loss)	(8,167,983)	435,051

Net Income (Loss) per Common Share (basic & fully diluted)	$(0.35)	$1.21

Weighted average shares used in per share calculation (basic & fully diluted)	23,570,744	360,494

 See notes to financial statements.

ETHOS ENVIRONMENTAL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2007

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	23,107,687	$2,311	$11,560,535	($9,866,577)	$1,696,269
Common stock issued for services	468,000	47	2,171,413		2,171,460
Net Income				(924,407)	(924,407)
Balance March 31, 2007	23,575,687	$2,358	$13,731,948	($10,790,984)	$2,943,322
Common stock issued for services (restated)	483,500	48	1,908,202		1,908,250
Cancellation of shares (restated)	(250,000)	(25)	(203,976)		(204,001)
Debt Extinguishment (See Note 3)			6,646,171		6,646,171
Net Income (Loss) (restated)				(7,243,577)	(7,243,577)
Balance June 30, 2007 (restated)	23,809,187	$2,381	$22,082,345	($18,034,561)	$4,050,165

See notes to financial statements.

	ETHOS ENVIRONMENTAL, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Six Months Ended June 30, 2007 and 2006

	2007 (Restated)	2006
OPERATING ACTIVITIES
Net (Loss) Income	(8,167,983)	435,051
Adjustments to reconcile Net (Loss) Income to Net Cash provided by (used by) operating activities:
Gain on sale of assets	(179,003)
Depreciation	126,987	0
Common Stock issued for Services	3,875,710	194,397
Loss on Debt Extinguishment (See Note 3)	6,646,171
Changes in operating assets and liabilities: Assets: Accounts Receivable	(3,627,776)	(24,183)
Inventory Other Current Assets Other Assets	87,506 0 (394,419)	56,653 30,500 (17,000)
Liabilities:
Accounts Payable and Accrued Expenses	286,454	613,605

Net cash (used) provided by Operating Activities	(1,346,353)	1,289,023
INVESTING ACTIVITIES
Purchase of Property & Equipment	(190,983)	(5,759,942)
Net cash used by Investing Activities	(190,983)	(5,759,942)
FINANCING ACTIVITIES
Proceeds from sale/leaseback	737,968	0
Payments on notes receivable	(23,100)	0
Proceeds from long-term debt	705,334	4,750,000
Loans from shareholders	65,124	58,930
Payments to shareholders	0	(159,828)
Net cash provided by Financing Activities	1,485,326	4,649,102
Net cash (decrease) increase for period	(52,010)	178,181
Cash at beginning of period	64,867	201,200
Cash at end of period	12,857	379,382

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt	0	560,106
Common stock issued for prepaid services	0	135,975

Interest paid	334,843	222,653
Taxes paid	800	3,285

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
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

Going Concern

The Company has incurred significant losses from operations in the last two years. The Company's ability to continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The net loss incurred at December 31, 2006 and June 30, 2007 is mainly due to non-cash transactions for issuance of stock for services.  For the quarter ended June 30, 2007, the non-cash transactions totaled $3,875,710 against a reported loss of $7,243,577.

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

Interim Disclosure

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited consolidated financial statements and accompanying notes for the years ended December 31, 2006 and 2005, included in the Company's annual reports on Form 10-KSB. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments necessary (consisting of a normal recurring nature) to present a fair statement of the results of the interim periods presented.

The results of operations for the three months ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

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

Two customers accounted for 96% of accounts receivable at June 30, 2007 and three customers accounted for 89% of revenue for the quarter ended June 30, 2007.

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

During the three months ended March 31, 2007, the company issued 468,000 shares of common stock.  Of this total, 368,000 shares of common stock were issued for services, and 100,000 shares were issued in compliance with the Employment Agreement of Thomas W. Maher, Chief Financial Officer.  The Employment Agreement was filed along with Form 8-K submitted to the SEC on December 8, 2006.  These shares of stock were valued at the fair value at date of issuance for $4.54 and $5.00, respectively, and are included in general and administrative expenses.

During the three months ended June 30, 2007, the company issued 483,500 shares of common stock and retired 250,000 shares of common stock.  The shares issued were for services and were valued at the fair value at date of issuance for approximately $3.95, and included in general and administrative expenses. There was no cash involved in these transactions.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share), as well as, any potentially dilutive common shares. There were 1,900,000  warrants outstanding at June 30, 2007which are not included in the earnings per share calculation since their effect would be antidilutive due to the Company’s net loss and none in 2006.  .

Note 2. Restatement of Previously Issued Financial Statements

The Company has restated its balance sheet as of June 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2007.  The Company has reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the pas and has restated them accordingly.

The restated items are as follows:
•
The Company corrected the accounting for the reverse acquisition of Victor Industries, Inc. (former name of Registrant).  Since Victor Industries, Inc. was determined to meet the definition of a public shell, the transaction should be accounted for as a recapitalization.  Accordingly, no goodwill or other intangible assets are recognized in conjunction with this transaction. Therefore, there was a reduction of goodwill, customer list, accumulated amortization and additional paid in capital resulting from this correction. The net effect on the statement of operations resulted in a reduction of the net loss for the amortization which had been previously recorded on the intangibles

•	The Company corrected the valuation of stock compensation by $646,000 for an error in valuation;
•	The Company corrected the accounting for a sale and leaseback transaction which resulted in a decrease to the loss of $93,562 with changes to depreciation, interest expense, and gain on sale of assets

The following table presents the effects of the restatement adjustments on net loss for the three month period ended June 30, 2007:

Net loss, as previously reported	$(6,791,175)
Restatement adjustments:
Amortization of intangibles	100,036
Stock compensation	(646,000)
Sale and leaseback transaction	93,562

Net loss, as restated	$(7,243,577)

The following table presents the effects of the restatements adjustments on the Company’s previously reported financial position and results of operations as of and for the three month period ended June 30, 2007:

	As Previously Reported	As Restated
Revenue	$ 2,599,962	$ 2,599,962
Cost of sales	728,001	785,297
Operating expenses	8,432,097	8,905,574
Other income/expense	(231,039)	(152,668)

Net loss	$ (6,791,175)	$ (7,243,577)

Net Loss Per Common Share	$ (0.29)	$ (0.30)

Total current assets	$ 4,634,366	$ 4,634,366
Property and intangibles, net	9,962,797	5,896,499
Other assets	368,976	399,419
Total assets	$ 14,966,139	$ 10,930,284

Total current liabilities	$ 2,203,985	$ 2,130,119
Long-term Debt	4,750,000	4,750,000
Stockholders’ equity	8,012,154	4,050,165
Total liabilities and stockholders’ equity	$ 14,966,139	$ 10,930,284

Note 3. Debt Extinguishment

On May 23, 2007 the Company amended the loan agreement for the financing of its building by extending the maturity date to March 31, 2009, and rescinding the convertible feature.  Due to the substantial modification of the agreement, the original loan is considered extinguished and a new note issued.  , In addition to the new note, the Company issued to the lender as consideration for the modified loan terms a warrant for 1,900,000 shares of its common stock with an exercise price of $2.50 per share.   The fair value of the warrant was determined using the Black Scholes valuation model.  The assumptions included an estimated term of three (3) years, volatility of 383%, discount rate of 8.25% and a dividend rate of 0%.  The resulting fair value of the warrant totaled $6,646,171, which has been included in loss on debt extinguishment in the Company’s Statement of Operations for the quarter ended June 30, 2007.

Note 4. Subsequent Events

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

It is our goal to continue to aggressively build on our success in the domestic and international markets, offering the benefits of our products to companies and countries around the world.  During 2006, our revenue base increased by 168% over 2005.  Since 2004, the company has increased its revenue base by 450%, and by 573% since 2003.  In the second quarter of 2007, sales increased by 88% over the same quarter from one year prior.

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

Customers

We have a diversified customer list. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the financial statements. Three customers accounted for 89% of our revenues for the period ended June 30, 2007.  As our products reach more customers, the concentration of credit risk will spread out amongst the base of our clientele, and will lessen the effect of the risk shown during the period ended June 30, 2007.

(1)	Petro Industrial, an Ecuadorian company, accounted for 46.14% of revenues;
(2)	Electroguayas S.A., an Ecuadorian company, accounted for 29.77% of revenues; and

(3)	PetroEcuador, another Ecuadorian company, accounted for 13.4% of revenues.

Supply Arrangements

We presently obtain our raw materials on an exclusive basis from five (5) suppliers. However, these arrangements are not governed by any formal written contract. Accordingly, either party may terminate the arrangement at any time, including the exclusivity aspect of the arrangement. If a supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), or if exclusivity is lost, business and planned operations could be adversely affected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by current suppliers~~,~~ or that, if comparable, products can be acquired under acceptable terms and conditions.

Revenue and Fixed Assets

Our revenue is generated in the United States and abroad through our San Diego, California office, which at present is the only operating office. All of our fixed assets are located in the San Diego, California office. In February, 2007 the Company entered into a sale and leaseback arrangement as outlined below under Loan Facilities. This sale and leaseback was started in February, 2007 and completed in April, 2007.

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

Following is the Ethos FR® Material Safety Data Sheet (MSDS)

Material Safety Data Sheet	**U.S. Department of Labor**
May be used to comply with OSHA's Hazard Communication Standard 29 CFR 1910.1200 Standard must be consulted for specific requirements	Occupation Safety and Health Administration (Non-Mandatory Form) Form Approved OMB No. 1218-0072
IDENTITY ETHOS FR - Fuel Reformulator	*Note: Blank spaces are not permitted. If any item is not applicable, or no information is available, the space must be marked to indicate that.*

Section I

Manufacturer's Name Ethos Environmental, Inc.	Emergency Telephone Number 619-575-6800
Address (Number, Street, City, State, and ZIP Code) 7015 Alamitos Avenue San Diego, CA 92154	Telephone Number For Information 619-575-6800 Date Prepared January 01, 2006
	Signature of Preparer (optional)

Section II - Hazardous Ingredients/Identity Information

Hazardous Components (Specific Chemical Identity; Common Names(s))	OSHA PEL	ACGIH TLV	Other Limits Recommended	% (optional)
Non-Hazardous				

Section III - Physical/Chemical Characteristics

Boiling Point	400 F	Specific Gravity (H20 = 1)	0.93
Vapor Pressure (mm Hg)	< 1	Melting Point	N/A
Vapor Density (AIR = 1)	11.4	Evaporation Rate (Butyl Acetate = 1)	< 1

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

Incompatibility (Materials to Avoid)

Strong oxidizing agents.

Hazardous Decomposition or Byproducts

None.

Hazardous Polymerization	May Occur		Conditions to Avoid	
	Will Not Occur	X		

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

Employees

As of June 30, 2007, we had 25 full-time and 10 part-time employees.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2006

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

The Company is liable for taxes in the United States. As of June 30, 2007, the Company does not expect to have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company estimates that it has tax losses of approximately $18,000,000 which may be available to reduce future taxable income. Any tax loss carry forwards available expire between the years 2020 and 2026.

The deferred tax asset associated with the estimated tax loss carry forward is approximately $6,120,000. The Company has provided for a valuation allowance as an offset against the deferred tax asset as it is unknown at this time if the asset will be utilized. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the benefit will not be realized.  The Company has taken a conservative approach in that it is unknown at this time if the tax benefit from these net operating losses will ever be realized.  Therefore, the entire amount of the deferred tax benefit has been reduced by a valuation allowance equal to the tax benefit.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

Revenue

We recognized revenue of $ 2,599,962 for the three months ended June 30, 2007 and $5,297,095 for the six months ended June 30, 2007 compared to revenue of $ 1,380,307 and $2,697,943 for the same periods in the prior year.  For the six months ended June 30, 2007 this represents an increase of $2,599,152 or 96%. The primary source of revenue for the three and six months ended June 30, 2007 is from the sale of Ethos FR®.

Other components of revenue include freight and service.  Freight is billed to the customer and compared to the amount of freight recorded in cost of sales, so that the Company is adequately capturing the cost of freight and billing to the client appropriately.

During the Quarter, the Company experienced a dramatic growth in sales to Latin America.  In addition, the Company has contracted additional sales through 2007 to Africa, Latin America and Australia.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $1,814,665 or 70% of sales for the three months ended June 30, 2007 and $3,587,154 or 68% for the six months ended June 30, 2007, compared to $ 911,003 or 66% of sales for the three months ended June 30, 2006 and $1,888,560 or 70% for the six months ended June 30, 2006. In terms of absolute dollars, gross profit increased 90% for the six months ended June 30, 2007 compared to same period in the prior year due primarily to the sales of the Ethos FR® product.

Cost of sales  was $785,297 for the three months ended June 30, 2007 and $469,304 for the three months ended June 30, 2006. Cost of sales represented 30% of revenues for the three months ended June 30, 2007.  For the six months ended June 30, 2007, cost of goods sold was $1,709,941 or 32% of sales versus $809,383 and 30% for the year prior.

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

Depreciation expense incurred for the quarter ended June 30, 2007 was $62,575, versus $20,300 for the quarter ended June 30, 2007.  The increase in depreciation was due to the purchase in 2006 of the new building.    The majority of the depreciation ($57,296) is shown in cost of sales.  Production and office equipment are depreciated on a 5-year basis, and the building is depreciated on a 25-year basis.  Much of the equipment was sold under a sale/leaseback transaction during the three and six months ended June 30, 2007.

Operating expenses incurred during the quarter ended June 30, 2007 totaled $8,905,574. These expenses were incurred primarily for the following reasons:

Debt Extinguishment of $6,646,171, a non-cash item (See Note 2)
Business consulting fees of $ 15,158
Common Stock Issuance of $1,704,250, a non-cash item (See Note 1)
Outside Services of $ 7,950
Office expenses of $ 124,554
Depreciation of $5,280
Property Tax of $ 43,114
Salaries and Wage expense of $158,871
Sales and Marketing of $200,226

Similar expenses incurred for the period ended June 30, 2006 were $ 704,119 and were incurred primarily for expenses of a similar nature.

Also, for comparison purposes, there were 483,500 newly issued shares for the payment of services during the six month period ended June 30, 2007 (See Note 1), compared to196,863 shares issued for cash during the six month period ended June 30, 2006.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for period ended June 30, 2007 amounted to $7,500, compared to $112,659 for the same period in the prior year. Research and development (R&D) costs will continue to decrease in the future due to the completion of much of the R&D of the Ethos FR® product.

The company continues to strive to improve its products, packaging, etc., and to develop new products for the future.

Net Loss

The Company incurred a net loss for the three months ended June 30, 2007 of $7,243,577 as compared to a net profit of $49,276 for the comparable prior year period.  For the six months ended June 30, 2007, the Company incurred a net loss of $8,167,983 as compared to a net profit of $435,051 for the comparable prior year period. This net loss for the three months and six months ended June 30, 2007 is a direct result of our issuance of a Common Stock Purchase Warrant to purchase 1,900,000 shares of our common stock at a purchase price of $2.50, as well as the issuance of 701,500 net shares of our common stock for services.  The change in terms of the Note Payable resulted in Debt Extinguishment of $6,646,171 calculated using the Black-Scholes methodology.  The corresponding entry increased expenses and equity.  None of these transactions affected cash.

NON-OPERATING INCOME AND EXPENSES

Non-operating expenses increased for the six months ended June 30, 2007 versus 2006, due to financing of the new building.  Interest expense totaled $378,292 during the six months ended June 30, 2007 from $223,892 for the comparable period in 2006. The interest was directly associated with the interest-only loan for $4,750,000, related to the purchase of the new building, and interest-only $500,000 and $700,000 working capital loans.

In addition, non-operating income increased for the six months ended June 30, 2007 versus 2006, due to the sale and leaseback transaction with Mazuma Capital.  The Company sold assets of $737,968 to Mazuma, and leased back these assets during this period in 2007.  This transaction was treated as a sale and the Company recognized a gain upon the sale of the equipment of $179,003 which is shown in other income. (See Loan Facilities below).

Liquidity and Capital Resources

As of June 30, 2007, the Company had ~~a~~ working capital of $2,504,247 and stockholders’ equity of $4,050,165 compared to a working capital deficit of $5,068,449 and stockholders’ equity of $1,350,648 during the comparable period in the prior year.

On June 30, 2007, the Company had $312,857 in cash of which $300,000 is restricted, total assets of $10,930,284 and total liabilities of $6,880,119, compared to $367,224 in cash and $300,000 in restricted cash, total assets of $7,355,667 and total liabilities of $6,005,019 on June 30, 2006.

The Company purchased a building in 2006.  The initial term of the building loan was for a period of one year with a maturity date of January, 2007.  In 2006, the note was assigned to a new note holder with reduced interest of 14% compared to the original 17%.  In May, 2007 negotiations began to modify the terms of the promissory note and extend the maturity for a period of two additional years through March 31, 2009, as well as, a reduced interest rate of 12%.  On May 23, 2007, an agreement to modify the promissory note was negotiated.  Terms of the modified note include an extension to March 31, 2009, and a reduction of interest to 12%.  The conversion feature was replaced with a three-year warrant to purchase up to 1.9 million shares of common stock at an exercise price of $2.50.  The warrant expires March 31, 2010. This transaction is reflected in the 8K which was filed May 24, 2007.

In July, 2007, the Company entered into an agreement to sell the building for a price of $7,875,000.  (See Loan Facilities Below).

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

The net loss incurred at June 30, 2007 increased due to issuance of stock for services in the amount of $3,875,710 as reflected within the cash flow.  Debt extinguishment due to the new terms of the Note Payable affected the net loss by $6,646,171.  These were non-cash transactions that increased expenses and increased equity.  In addition, depreciation expense increased due to the purchase of a building in 2006.  Receivables have increased significantly due to a significant growth in sales.  Payables have increased as well due to the need for additional cost of goods materials and labor to provide product for the growth in sales.  Proceeds from the sale and leaseback provided for an influx of cash, although 50% of the proceeds are held back as a security deposit.  In conclusion, cash decreased by approximately $35,000 for the quarter ended June 30, 2007.

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

Loan Facilities

On February 7, 2007, the Company entered into an equipment lease agreement with Mazuma Capital Corp. wherein the Company agreed to a 24-month sale and leaseback arrangement for up to $800,000 of its manufacturing equipment. The lease calls for a monthly payment based on a factor of .04125 times the average outstanding loan balance during the month. Through August 20, 2007, the company had placed property valued at $737,968 under this lease arrangement with Mazuma Capital Corp.

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

In July, 2007, the Company entered into an agreement to sell the building for a price of $7,875,000. As part of the property sale agreement, the purchase price was allocated as follows:  $5,875,000 for purchase of the premises and $2,000,000 for purchase of 2,500,000 shares of common stock.   Simultaneously, the Company agreed to lease back the building for a period of 15 years, starting October 1, 2007.  This transaction is reflected in the Form 8-K, which was filed August 7, 2007 and is incorporated by reference herein.

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

ITEM 3 . CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 30, 2007 due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

Between April 1, 2007 and June 30, 2007, the Company issued 383,500 shares of its common stock to consultants, officers, directors and/or key employees for services rendered.

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

Date: November 19, 2007	ETHOS ENVIRONMENTAL, INC.
(Registrant)
By: /s/ Enrique de Vilmorin
Enrique de Vilmorin Director, CEO and CFO