Form 10QSB
period 2007-09-30
Ethos Environmental, Inc.
filed 2007-12-07
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 26,871,687 shares of common stock, $.0001 par value per share, as of December 7, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Quarterly Report on FORM 10-QSB For The Period Ended

September 30, 2007

Ethos Environmental, Inc.

PART I.
Item 1. FINANCIAL STATEMENTS

ETHOS ENVIRONMENTAL, INC.
CONDENSED BALANCE SHEET
(Unaudited)

ASSETS	September 30, 2007
CURRENT ASSETS:
Cash	$359,306
Restricted Cash	300,000
Accounts Receivable (Net of allowance for doubtful accounts)	6,001,953
Inventory	145,998
Assets held for Sale	5,667,451
Other Current Assets	56,500
Total Current Assets	$12,531,208

Property and Equipment (Net)	216,137
Other Assets	399,419
Total Assets	$13,146,764

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$831,249
Accrued Expenses	124,956
Current Portion of Long Term Debt	623,153
Advances from Related Party	115,124
Total Current Liabilities	1,694,482

Long-Term Debt, Net of Current Portion	4,750,000

Total Liabilities	6,444,482
Commitments

SHAREHOLDERS’ EQUITY:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 26,309,187 issued and outstanding	2,631
Additional Paid-in Capital	25,632,095
Accumulated Deficit	(18,932,444)
Total Shareholders’ Equity	6,702,282
Total Liabilities and Shareholders’ Equity	$13,146,764

See notes to condensed financial statements.

ETHOS ENVIRONMENTAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended September 30, 2007 and 2006

	2007	2006

Revenue	2,299,183	1,546,078
Cost of Sales	562,931	810,004
Gross Profit	1,736,252	736,074

Operating Expenses:
Depreciation(other than in cost of sales)	7,924	0
Selling Expenses	163,100	123,255
General & Administrative (See Note 1)	2,342,152	294,589
Total Operating Expenses	2,513,176	417,844
Operating Income (Loss)	(776,924)	318,230
Other Income	0	586
Interest Expense	(120,959)	(170,902)
Net Income (Loss)	(897,883)	147,914

Net Income (Loss) per Common Share (basic & fully diluted)	$(0.03)	$0.01

Weighted average shares used in per share calculation (basic & fully diluted)	25,684,187	18,053,000

  See notes to condensed financial statements.

ETHOS ENVIRONMENTAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006

Revenue	7,596,279	4,244,020
Cost of Sales	2,272,873	1,721,110
Gross Profit	5,323,406	2,522,910

Operating Expenses:
Depreciation(other than in cost of sales)	18,197	0
Selling Expenses	433,194	593,431
General & Administrative Debt Extinguishment See Note 2	6,971,497 6,646,171	647,285 0
Total Operating Expenses	14,069,059	1,240,716
Operating Income	(8,745,653)	1,282,194
Other Income/Expense Gain on sale of assets	179,003	0
Other Income	35	9,675
Interest Expense	(499,252)	(393,932)
Net Income (Loss)	(9,065,867)	897,937

Net Income (Loss) per Common Share (basic & fully diluted)	$(0.37)	$0.05

Weighted average shares used in per share calculation (basic & fully diluted)	24,496,388	18,053,000

 See notes to condensed financial statements.

ETHOS ENVIRONMENTAL, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2007

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2006	23,107,687	$2,311	$11,560,535	($9,866,577)	$1,696,269
Common stock issued for services	468,000	47	2,171,413		2,171,460

Common stock issued for services	483,500	48	1,908,202		1,908,250
Cancellation of shares	(250,000)	(25)	(203,976)		(204,001)
Debt Extinguishment (See Note 2)			6,646,171		6,646,171

Common stock issued for cash and building impairment	2,500,000	250	3,549,750		3,550,000
Net (Loss)				(9,065,867)	(9,065,867)
Balance September 30, 2007	26,309,187	$2,631	$25,632,095	$(18,932,444)	$6,702,282

See notes to condensed financial statements.

	ETHOS ENVIRONMENTAL. INC.
	CONDENSED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(9,065,867)	$897,937
Adjustments to reconcile Net Income (Loss) to Net Cash provided by (used by) operating activities:
Gain on sale of assets Depreciation	(179,003) 193,749	0 0
Common stock issued for services Loss on debt extinguishment (See Note 2)	3,875,710 6,646,171	0 0
Building impairment	1,550,000	0
Changes in operating assets and liabilities: Assets(Increase)/Decrease: Accounts Receivable	(5,674,629)	(318,817)
Inventory Other current assets Other assets	264,917 0 (25,435)	457,571 0 200,000
Liabilities Increase/(Decrease): Accounts Payable	327,350	149,205

Accrued expenses	23,468	(43,999)

Net cash (used by) provided by Operating Activities	(2,063,569)	1,341,897
CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes receivable	(36,600)	(50,875)
Purchase of property & equipment	(244,834)	(1,451,196)
Proceeds from sale/leaseback	368,984	0
Net cash provided by (used by) Investing Activities	87,550	(1,502,071)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	705,334	0
Payments on long-term debt	(500,000)	0
Proceeds from related party advances	103,444	(13,000)
Payments on related party advances	(38,320)
Proceeds from issuing common stock	2,000,000	0
Net cash provided by (used by) Financing Activities	2,270,458	(13,000)
Net cash increase (decrease) for period	294,439	(173,174)
Cash at beginning of period	64,867	198,498
Cash at end of period	$359,306	$25,324

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fixed assets purchased		6,201,196
Less amount financed		(4,750,000)
Fixed assets paid in cash		1,451,196

Interest paid	499,252	393,554
Taxes paid	800	3,338

See notes to condensed financial statements.

ETHOS ENVIRONMENTAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Organization

Ethos Environmental, Inc. ("the Company") manufactures and distributes fuel reformulating products that increase fuel mileage, reduce emissions, and maintain lower fuel costs. The Company is based in Southern California and sells its product, primarily in the United States, Latin America, Europe, Africa, Australia and Asia.

Acquisition

On April 20, 2006, Victor Industries, Inc., (Victor) with the approval of its Board of Directors, executed an Agreement and Plan of Merger with San Diego, CA based Ethos Environmental, Inc., a Nevada corporation.

At a meeting of shareholders of the Company held on October 30, 2006, a majority of shareholders voted in favor of the merger. On November 2, 2006, the merger was consummated. As part of the merger, Victor re-domiciled to Nevada, and changed its name to Ethos Environmental, Inc. In addition thereto, and as part of the merger, the Company set a record date of November 16, 2006 for a reverse stock split of 1 for 1,200. All of the per share data in these condensed financial statements are presented on a post-split basis.

The merger provided for a business combination transaction by means of a merger of Ethos with and into Victor, with the Company as the corporation surviving the merger. Accordingly, the comparative information presented is that of Ethos Environmental, Inc.

Going Concern

The Company has incurred significant losses from operations in the last two years, and as of September 30, 2007 the Company has an accumulated deficit of $18,932,444. The cumulative net losses incurred for the year ended December 31, 2006 and for the  nine months ended September 30, 2007 of $9,065,867 are mainly due to non-cash transactions for issuance of stock for services and loss on impairment of building (see Stock Based Compensation, following).

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

Basis of Presentation

The accompanying condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period condensed financial statements should be read together with the audited  financial statements and accompanying notes for the years ended December 31, 2006 and 2005, included in the Company's annual reports on Form 10-KSB. In the opinion of management, the unaudited condensed financial statements contained herein contain all adjustments necessary (consisting of a normal recurring nature) to present a fair statement of the results of the interim periods presented.

The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from the estimated amounts.

Major Customers

Three customers accounted for 88% of revenue for the three months and nine months ended September 30, 2007.  The same three customers accounted for 90% of receivables as of September 30, 2007.  Two customers accounted for 88% of revenue for the three and nine months ended September 30, 2006.

Stock Based Compensation

The Company accounts for stock-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment”, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”.

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

During the three months ended September 30, 2007, the company issued 2,500,000 shares of common stock for cash in the amount of $2,000,000, and for impairment of the building asset in the amount of $1,550,000.  As part of this transaction, the building was sold to a third party for $7,875,000 of which $2,000,000 was allocated to the shares mentioned above.  The remaining $5,875,000 was allocated to the building sale, which was settled on October 25, 2007(See Assets held for sale).

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

The Company is liable for taxes in the United States. As of September 30, 2007, the Company does not expect to have any income for tax purposes and therefore, no tax liability or expense has been recorded in these condensed financial statements, except for the minimum tax in California amounting to $800.

The Company estimates that it has tax losses of approximately $18,925,000 which may be available to reduce future taxable income. Any tax loss carry forwards available expire between the years 2020 and 2026.

The deferred tax asset associated with the estimated tax loss carry forward is approximately $7,500,000. The Company has provided for a valuation allowance as an offset against the deferred tax asset as it is unknown at this time if the asset will be utilized. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the benefit will not be realized.  The Company has taken a conservative approach in that it is unknown at this time if the tax benefit from these net operating losses will ever be realized.  Therefore, the entire amount of the deferred tax benefit has been reduced by a valuation allowance equal to the tax benefit.

Assets held for sale

Management considers an asset held for sale when the following criteria per SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) are met:
a.	Management commits to a plan to sell the asset;
b.	The asset is available for immediate sale in its present condition;
c.	An active marketing plan to sell the asset has been initiated at a reasonable price;
d.	The sale of the asset is probable within one year; and,
e.	It is unlikely that significant changes to the plan to sell the asset will be made.
Upon designation of a property as an asset held for sale, and in accordance with the provisions of SFAS 144, the Company records the carrying value or its estimated fair value, less estimated selling costs, and the Company ceases depreciating the assets. (See Note 4).

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 1,900,000 warrants outstanding at September 30, 2007 which is not included in the earnings per share calculation since their effect would be antidilutive due to the Company’s net loss.  There were no dilutive instruments outstanding in 2006.

Note 2. Debt Extinguishment

On May 23, 2007 the Company amended the loan agreement for the financing of its building by extending the maturity date to March 31, 2009, from the original maturity date of January 26, 2007, and rescinding the convertible feature.  Due to the substantial modification of the agreement, the original loan is considered extinguished and a new note was issued.  In addition to the new note, the Company issued the lender as consideration for the modified loan terms a warrant for purchase of 1,900,000 shares of its common stock with an exercise price of $2.50 per share. This warrant expires on March 31, 2010.  The fair value of the warrant was determined using the Black-Scholes valuation model.  The assumptions included an estimated term of three years, volatility of 383%, discount rate of 8.25% and a dividend rate of 0%.  The resulting fair value of the warrant totaled $6,646,171, which has been included in the loss on debt extinguishment in the Company’s condensed statement of operations for the nine months ended September 30, 2007.

Note 3. Inventory

Inventory consists primarily of the Company’s fuel reformulating product and is stated at the lower of cost or market.  The Company accounts for its inventory on a first-in-first-out basis (FIFO).

At September 30, 2007, inventory is made up of raw materials and finished goods as shown below:

Raw Materials $ 23,186 Finished Goods 122,812 Total Inventory $145,998

Note 4.  Assets held for sale

Subsequent to September 30, 2007, the Company sold the building which serves as its main facility.  The property went into escrow on August 7, 2007 and the transaction was completed on October 25, 2007.  Included with the sale of the building was an issuance for cash of 2,500,000 shares of common stock which was realized during the three months ended September 30, 2007.

The assets held for sale at September 30, 2007 are separately disclosed in the accompanying condensed balance sheet.  The Company realized a loss impairment on the building in the amount of $1,550,000, which is the difference between the stock issuance price and the cash received on August 7 (See Note 10- Subsequent Events).  The amount the Company will ultimately realize on these assets could differ from the amount recorded in the condensed financial statements.

Note 5.  Sale and Leaseback

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

The contract for this sale and leaseback of equipment was accounted for as an operating lease per SFAS 13 and 28.  There is no bargain purchase option at the end of the lease, and neither the 75% nor the 90% test has been met.  The title may pass back to the Company at the end of the lease; however, the lease may also be continued at the end of the 24 month period or the equipment retained by the lessor. The Company feels the appropriate stance is to show this as an operating lease in 2007; thereby recording the reduction of equipment, the corresponding gain, and treating the payments as lease expense.

Note 6.  Related Party Transactions

There were advances from the CEO to the Company during the nine month period ended September 30, 2007.  At September 30, 2007 and 2006, the advances owed to the CEO totaled $115,124 and -0-, respectively.

Note 7.  Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Note 8. Litigation

During the nine months ended September 30, 2007, ACCUTEK, Inc. filed a lawsuit against the Company seeking $60,000 in damages.  The Company has filed its answer, including various counter claims against ACCUTEK, Inc., including breach of contractual obligations.  There are two other smaller claims against the Company seeking damages in aggregate of approximately $24,000.  Management has accrued what they believe to be the appropriate amount representing any potential loss.

Note 9. Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109”.  FIN 48 supplements FASB 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 prescribes a comprehensive model for how a Company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the enterprise has taken or expects to take on the tax return.  FIN 48 requires that the tax effects of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits.  Management must be able to conclude that the tax law, regulations, case law and other objective information regarding the technical merits sufficiently support the position’s sustainability with a likelihood of more than 50 percent.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s evaluation is in process for the tax years ended December, 2004, 2005, 2006, the tax periods which remain subject to examination by major tax jurisdictions.

Note 10. Subsequent Events

On or about August 7, 2007, the Company entered into an agreement to sell the land and building located at 6800 Gateway Park Drive located in San Diego, CA, as well as 2,500,000 shares of its common stock in exchange for $7,875,000.  The Company received $2,000,000 for the 2,500,000 shares of stock during this current period.  The remaining $5,875,000 is allocated for the sale of the building.  The Company completed the sale of the building on October 25, 2007.  At September 30, 2007, the Company is showing a loss on building impairment of $1,550,000 which is the difference between the par value of the stock and the fair market value at date of issuance. The Company’s Form 8-K filed on or about August 10, 2007 is incorporated by reference herein and provides additional details regarding this transaction.   With the completion of the sale the Company paid off the accompanying Mortgage and the Current Portion of Long Term Debt.

Subsequent to September 30, 2007, the Company has issued 562,500 shares of its common stock for consulting, legal, and business services.

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

Following is a Management Report outlining the process and methodology of the testing of Ethos FR® for Allied Waste Services:

MANAGEMENT REPORT

Testing of Ethos Fuel Reformulator
Allied Waste Services, Southwestern Region

Overview

Ethos FR has been used, without interruption, at multiple Allied Waste locations in Southern California since the year 2001.

Based on the positive results realized at those locations (estimated at a 10% reduction in fuel consumption plus significant reductions in maintenance/repair costs and emissions) an initial test was conducted at one location in the Southwestern Region of Allied Waste during the months of July and August, 2006.  The results of this initial 4 week test showed an estimated reduction in fuel consumption of 10.35%, as measured by gallons per engine hour, compared to a baseline period of the previous 12 months (July 2005 through June 2006).

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

Customers

We have a diversified customer list. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the financial statements. Three customers accounted for 88% of our revenues for the three months and nine months ended September 30, 2007. As our products reach more customers, the concentration of credit risk will spread out amongst the base of our clientele, and will lessen the effect of the risk shown during the period ended September 30, 2007.

As shown below, the geographic concentration of risk is with companies in Central America.

(1)	Petro Industrial, an Ecuadorian company, accounted for 45.14% of revenues;
(2)	Electroguayas S.A., an Ecuadorian company, accounted for 29.77% of revenues; and

(3)	PetroEcuador, another Ecuadorian company, accounted for 13.4% of revenues.

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

Vendors

The Company maintains strong relationships with all of our vendors. We are not dependent upon any one vendor for our business.

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

Special Fire Fighting Procedures

Cool container or storage tank and use above media.

Non when handled and stored properly. Fire hazard is slight.

Section V - Reactivity Data

Stability	Unstable		Conditions to Avoid
	Stable	X	Avoid temperatures greater than 100 C/212 F

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

Quarterly Developments

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

The Company is liable for taxes in the United States. As of September 30, 2007, the Company does not expect to have any income for tax purposes and therefore, no tax liability or expense has been recorded in these condensed financial statements, except for the minimum tax in California amounting to $800.

The Company estimates that it has tax losses of approximately $18,925,000 which may be available to reduce future taxable income. Any tax loss carry forwards available expire between the years 2020 and 2026.

The deferred tax asset associated with the estimated tax loss carry forward is approximately $7,500,000. The Company has provided for a valuation allowance as an offset against the deferred tax asset as it is unknown at this time if the asset will be utilized. Deferred tax assets must be reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the benefit will not be realized.  The Company has taken a conservative approach in that it is unknown at this time if the tax benefit from these net operating losses will ever be realized.  Therefore, the entire amount of the deferred tax benefit has been reduced by a valuation allowance equal to the tax benefit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED WITH THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Revenues

We recognized revenues of $2,299,183 for the three months ended September 30, 2007 and $7,596,279 for the nine months ended September 30, 2007 compared to revenues of $ 1,546,078 and $4,244,020 for the same periods in the prior year.  For the nine months ended September 30, 2007 this represents an increase of $3,352,259 or 79%. The primary source of revenue for the nine months ended September 30, 2007 is from the sale of Ethos FR® to Ecuadorean companies.

Other components of revenue include freight and service.  Freight is billed to the customer and compared to the amount of freight recorded in cost of sales, so that the Company is adequately capturing the cost of freight and billing to the client appropriately.

During the three months ended September 30, 2007, the Company continued its dramatic growth in sales to Latin America.  In addition, the Company has contracted additional sales through 2007 to Africa, Latin America and Australia.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $1,736,252 or 75% of sales for the three months ended September 30, 2007 and $5,323,406 or 70% for the nine months ended September 30, 2007, compared to $ 736,074 or 48% of sales for the three months ended September 30, 2006 and $2,522,910 or 59% for the nine months ended September 30, 2006. In terms of absolute dollars, gross profit increased 111% for the nine months ended September 30, 2007 compared to same period in the prior year due primarily to the increasing sales of the Ethos FR® product.  During 2006 the company experienced very high freight expenses.

Cost of sales was $562,931 for the three months ended September 30, 2007 and $810,004 for the three months ended September 30, 2006. Cost of sales represented 25% of revenues for the three months ended September 30, 2007.  For the nine months ended September 30, 2007, Cost of sales was $2,272,873 or 30% of sales compared to $1,721,110 and 41% for the nine months ended September 30, 2006.   The increase in cost of sales at September 30, 2006 was unusually high due to large freight expenses.  In 2007 depreciation increased due to the purchase of the building in 2006.

Management continues to direct attention to increasing production efficiency and thereby reducing cost of sales as a percentage of sales. Cost of sales includes the following components:  material, labor, depreciation, and freight.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with administration; including salaries, consulting, marketing, and legal and business development. We will incur additional operating expenses for new staff members as they are hired.

Depreciation expense incurred for the three months ended September 30, 2007 was $66,761.   The increase in depreciation is due to the purchase in 2006 of the new building.  The majority of the depreciation ($58,837) is shown in cost of sales.  Production and office equipment are depreciated on a 5-year basis, and the building is depreciated on a 25-year basis. Much of the equipment was sold under a sale/leaseback transaction during the first six month of 2007, thereby reducing depreciation significantly for the current three months ended September 30, 2007 as compared to the three and six month periods ended March 31 and June 30, 2007, respectively.

Operating expenses incurred during the three months and nine months ended September 30, 2007, and September 30, 2006 are shown below.  These expenses were incurred primarily in the following categories:

Description/Dates	9/30/07	9/30/07	9/30/06	9/30/06
	Three months	Nine months	Three months	Nine months
Common stock – a non cash item for prior services – See Note 1	-	3,875,710	-	-
Debt extinguishment – See Note 2	-	6,646,171	-	-
Building impairment – a non cash item – See Note 4	1,550,000	1,550,000	-	-
Business consulting fees	172,475	262,887	74,278	165,426
Outside services	214,303	227,103	1,645	8,265
Office expenses, including occupancy	178,309	450,937	62,230	193,612
Depreciation (other than in cost of sales)	7,924	18,197	-	-
Research and development	-	7,500	91,893	204,552
Taxes – property, franchise and other	4,671	48,584	53	3,338
Salaries and wages	206,207	532,624	63,890	63,890
Bad debt expense	16,187	16,152	600	600
Other				7,602
Sub-total – General and Administrative	2,350,076	13,635,865	294,589	647,285
Selling expenses	163,100	433,194	123,255	593,431
Total – Operating expenses	2,513,176	14,069,059	417,844	1,240,716

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for three months ended September 30, 2007 amounted to $0, compared to $91,893 for the three months ended September 30, 2006.  For the nine month periods ended September 30, 2007 and 2006, R&D costs totaled $7,500 and $204,552, respectively. All of these costs are borne by the Company. Research and development (R&D) costs have continued to decrease during 2007 due to the completion of much of the R&D of the Ethos FR® product.

The company continues to strive to improve its products, packaging, etc., and develops new products for the future.

Net Loss

The Company incurred a net loss for the three months ended September 30, 2007 of $897,883 as compared to net income of $147,914 for the comparable prior year period.  For the nine months ended September 30, 2007, the Company incurred a net loss of $9,065,867 as compared to net income of $897,937 for the comparable period of the prior year.  The net loss for the nine months ended September 30, 2007 is a direct result of the issuance of a Common Stock and Purchase Warrant to purchase 1,900,000 shares of the Company’s common stock at a purchase price of $2.50, as well as, the issuance of 1,651,500 net shares of common stock for cash and services.  For the three months ended September 30, 2007, the net loss is a direct result of a loss impairment on the building due to the issuance of stock and simultaneous sale of the building.

The change in terms of the Note Payable during the period ended June 30, 2007 resulted in Debt Extinguishment of $6,646,171 as calculated using the Black-Scholes methodology.  The corresponding entry increased expenses and equity.

None of these transactions affected cash except for the $2,000,000 received during the three months ended September 30, 2007 for issuance of common stock.

NON-OPERATING INCOME AND EXPENSES

Non-operating expenses increased for the nine months ended September 30, 2007compared to the same period in 2006, as a result of the financing of the new building.  Interest expense totaled $499,252 during the nine months ended September 30, 2007 from $393,932 for the comparable period in 2006. The interest was directly associated with the interest-only loan for $4,750,000, related to the purchase of the  new building and interest-only $500,000 and $700,000 working capital loans.

In addition, non-operating income increased for the nine months ended September 30, 2007 compared to the same period in 2006, due to the sale and leaseback transaction with Mazuma Capital.  The Company sold assets of $737,968 to Mazuma, and leased back these assets during the first two quarters in 2007.  This transaction was treated as a sale and the Company recognized a gain upon the sale of the equipment of $179,003 which is shown in other income. (See Loan Facilities below).

Also, for comparison purposes, there were 2,500,000 newly issued shares for cash during the three months ended September 30, 2007 (See Note 1), compared to 30,823 shares issued during the three months ended September 30, 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, the Company had working capital of $10,836,726 and stockholders’ equity of $6,702,282 compared to working capital of $49,801 and stockholders’ equity of $1,696,269 for the year ended December 31, 2006.

On September 30, 2007, the Company had $659,306 in cash of which $300,000 is restricted, total assets of $13,146,764 and total liabilities of $6,444,482, compared to $64,867 in cash and $300,000 in restricted cash, total assets of $7,519,474 and total liabilities of $5,823,205 for the year ended December 31, 2006.

The Company purchased a building in 2006.  The initial term of the building loan was for a period of one year with a maturity date of January, 2007.  In 2006, the note was assigned to a new note holder with reduced interest of 14% compared to the original 17%.  In May, 2007 negotiations began to modify the terms of the promissory note and extend the maturity for a period of two additional years through March 31, 2009, as well as, a reduced interest rate of 12%.  On May 23, 2007, an agreement to modify the promissory note was negotiated.  Terms of the modified note include an extension to March 31, 2009, and a reduction of interest to 12%.  The conversion feature was replaced with a three-year warrant to purchase up to 1.9 million shares of common stock at an exercise price of $2.50.  The warrant expires March 31, 2010. This transaction is reflected in the Form 8K which was filed May 24, 2007.

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

The net loss incurred at September 30, 2007 increased due to issuance of stock for services in the amount of $3,875,710 as reflected within the cash flow, as well as, a loss impairment on the issuance of stock related to the sale of building transaction in the amount of $1,550,000.  Debt extinguishment due to the new terms of the Note Payable affected the net loss by $6,646,171.  These were non-cash transactions that increased expenses and increased equity.  In addition, depreciation expense increased due to the purchase of a building in 2006.  Approximately, $250,000 of new equipment was purchased during the nine months ended September 30, 2007.  Receivables have increased significantly due to a significant growth in sales for each quarter and lack of collection of Ecuadorian receivables.  Payables have increased as well due to the need for additional cost of goods materials and labor to provide product for the growth in sales.  Proceeds from the sale and leaseback provided for an influx of cash, although 50% of the proceeds were held back as a security deposit. Proceeds from the sale of 2,500,000 shares of common stock provided for an influx of cash during the three months ended September 30, 2007, in the amount of $2,000,000.  In conclusion, cash increased by approximately $300,000 for the quarter ended September 30, 2007.

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

The contract for this sale and leaseback of equipment was accounted for as an operating lease per SFAS 13 and 28.  There is no bargain purchase option at the end of the lease, and neither the 75% nor the 90% test has been met.  The title may pass back to the Company at the end of the lease; however, the lease may also be continued at the end of the 24 month period or the equipment may be retained by the lessor. The Company feels the appropriate stance is to show this as an operating lease in 2007; thereby recording the reduction of equipment, the corresponding gain, and treating the payments as lease expense.

In July, 2007, the Company entered into an agreement to sell the building for a price of $7,875,000. As part of the property sale agreement, the purchase price was allocated as follows:  $5,875,000 for purchase of the premises and $2,000,000 for purchase of 2,500,000 shares of common stock.  This transaction resulted in a loss impairment to the building upon the issuance of the stock. Simultaneously, the Company agreed to lease back the building for a period of 15 years, starting October 1, 2007.  This transaction is reflected in the Form 8K which was filed August 10, 2007.

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

The management of Ethos Environmental is excited by the enthusiastic acceptance that Ethos FR® products have received - domestically and all around the world. We are proud to provide a product that is part of the solution to the high cost of fuel and the health costs of environmental pollutants. Since inception management has been focused on the development of a solid infrastructure; building relationships and establishing the foundation of a business that will continue to grow - non-stop - into the future.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2007 due to the material weaknesses in our internal control over financial reporting identified in our 2006 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

(c)           Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During 2007, the company will be directing concerted focus to full compliance with Sarbanes-Oxley requirements, as revised in Audit Standard No. 5 for small businesses, in implementing Section 404(a) of the Act.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

During the nine months ended September 30, 2007, ACCUTEK, Inc. filed a lawsuit against the Company seeking $60,000 in damages.  . There are two other smaller claims against the Company seeking damages in aggregate of approximately $24,000.  Management has accrued what they believe to be the appropriate amount representing any potential loss. The Company has filed its answer, including various counter claims against ACCUTEK, Inc., including breach of contractual obligations

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As a result of a Private Placement that was concluded on August 7, 2007, the Company issued 2,500,000 shares of common stock.  The complete details of this transaction are referenced in the Company’s Form 8-K filed on August 10, 2007, which is incorporated by reference herein.

Between July 1, 2007 and September 30, 2007, the Company issued no shares of its common stock to consultants, officers, directors and/or key employees for services rendered.

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

On October 25, 2007, the sale of the building was completed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

The following reports on Form 8-K are incorporated by reference herein:

(a)	Form 8-K filed on or about August 10, 2007.
(b)	Form 8-K filed on or about August 30, 2007.
(c)	Form 8-K filed on or about November 8, 2007.
(d)	Form 8-K filed on December 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 7, 2007	ETHOS ENVIRONMENTAL, INC. (Registrant) By: /s/ Enrique de Vilmorin
Enrique de Vilmorin Director, CEO and CFO