Form 10KSB/A
period 2006-12-31
Ethos Environmental, Inc.
filed 2008-04-04
CIK 1056598

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE:

This Form 10-KSB/A is being filed to restate the Consolidated Statements of Stockholders Equity and to more fully explain certain stock-based compensation.  These changes are reflected in the Management Discussion & Analysis, in the Financial Statements and in Note 1 to the Financial Statements.

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

Ethos seeks both a cleaner environment and economic success. As the name Ethos suggests, we are committed to the highest ethical standards - in the product that we sell, in the relationship with our clients, and in the conduct of our business. The Company’s approach is to sell Ethos FR® “one gallon at a time”, earning the trust and loyalty of each customer by providing products that perform as promised and make a positive difference in the world.

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the years ended December 31, 2006 and 2005, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

For comparison purposes, the Company issued 4,910,000 new shares of common stock for the payment of services during the year ended December 31, 2006, compared to 5,108,190 shares issued for cash during the year ended December 31, 2005.  Of the 4,910,000 shares issued in 2006, 3,600,000 shares represented a pre-merger commitment by the entity then known as Ethos Environmental, Inc. The entity then known as Ethos Environmental, Inc. committed to issue the shares on October 15, 2006, and the shares were to be issued regardless of the outcome of the then pending merger as such shares were not for services in any way associated with the then pending merger. As such, the shares were valued at fair value as determined by the pre-merger Ethos Board of Directors.

On the date that the pre-merger Ethos Environmental, Inc. committed to issue the shares, there was not a public market for Ethos’ common stock, and the most readily determinable value of the stock was fair value. Of the 3,600,000 shares, 100,000 were issued for services rendered by an outside consultant prior to, and unrelated to, the merger. As this was the number of shares that said consultant was willing to accept as payment for services rendered valued at $25,000, we believe that the value of $0.25 approximated the fair value of the shares on the date of the commitment and therefore was the appropriate value to be used.

The remaining 3,500,000 shares (the “Bonus Shares”) were issued to our Chief Executive Officer as a one-time bonus by the pre-merger entity known as Ethos Environmental, Inc.  The Bonus Shares were not subject to any performance and/or service conditions, and there was no pre-existing arrangement or agreement regarding the Bonus Shares.

Since the 3,600,000 shares were due and payable in the 4th quarter of 2006 by the pre merger Ethos, these shares have been recorded on the year end financial statements of the post-merger entity.  All 3,600,000 shares were deemed fully paid and non-assessable as of the date authorized by the pre-merger Ethos Board of Directors, October 15, 2006.

The 3,600,000 shares were accounted for at the fair value of $0.25 and charged against general and administrative expenses in accordance with Generally Accepted Accounting Principles (GAAP).  The remaining 1,310,000 shares were issued in compliance with prior consulting agreements and valued at the market price at the date of issue, $5.10.  The value of these shares was charged against selling expenses and general and administrative expenses. There was no cash involved in these transactions.

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

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
April 15, 2007, except for the effects of the restatement described in Note 2 for which the date is November 16, 2007

Item 7.    Financial Statements
ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2006
CURRENT ASSETS:
Cash	$64,867
Restricted Cash	300,000
Accounts Receivable, net of allowance for doubtful accounts	327,324
Inventory	410,915
Other Current Assets	19,900
Total Current Assets	$1,123,006

Property and Equipment, net (Restated)	6,391,468
Other Assets	5,000

Total Assets (Restated)	$7,519,474

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$503,898
Accrued Expenses	101,488
Notes Payable	5,167,819
Note Payable Related Party	50,000
Total Current Liabilities	5,823,205

SHAREHOLDERS’ EQUITY:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 23,107,687 issued and outstanding	2,311
Additional Paid-in Capital (Restated)	11,560,535
Accumulated Deficit (Restated)	(9,866,577)
Total Shareholders’ Equity (Restated)	1,696,269
Total Liabilities and Shareholders’ Equity (Restated)	$7,519,474

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenue	$4,768,013	$1,780,825
Cost of Sales (Restated) (exclusive of depreciation shown below)	1,613,366	526,459
Gross Profit (Restated)	3,154,647	1,254,366

Operating Expenses:
Depreciation (Restated) (other than in cost of sales above)	18,865	83,209

Selling Expenses	4,689,910	483,953
General and Administrative (Restated)	4,987,623	1,737,951

Total Operating Expenses (Restated)	9,696,398	2,305,113
Operating Loss (Restated)	(6,541,751)	(1,050,747)

Other Income	730,813	0
Interest Expense	(620,244)	(890)
Other Expense	(58,931)	0
Net Loss (Restated)	$(6,490,113)	$(1,051,637)

Net Loss per Common Share	$(6.76)	$(5.38)
Weighted average shares used in per share calculation (basic and fully diluted)	960,685	195,504

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2006 and 2005
(Restated)
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2004	17,609,992	1,761	3,805,764	(2,324,827)	1,482,698
Common stock issued for cash	5,108,395	511	175,689		176,200
Net loss				(1,051,637)	(1,051,637)
Balances at December 31, 2005	22,718,387	2,272	3,981,453	(3,376,464)	607,261
Common stock repurchased for cash	(5,000,200)	(500)	(49,500)		(50,000)
Capital Contribution			45,000		45,000
Recapitalization of Victor Industries Inc.	479,500	48	3,083		3,131
Common stock issued for services	4,910,000	491	7,580,499		7,580,990
Net Loss				(6,490,113)	(6,490,113)
Balances at December 31, 2006	23,107,687	2,311	11,560,535	(9,866,577)	1,696,269

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005
	2006	2005
Cash Flows from Operating Activities
Net Loss (Restated)	$(6,490,113)	$(1,051,637)
Adjustments to Reconcile Net Loss to Net Cash provided by (used by) operating activities
Common Stock Issued for Expenses	7,580,990	0
Depreciation	292,096	83,209
Changes in allowance for doubtful accounts	(450,297)	527,847
Changes in Operating Assest and Liabilities

Assets:
Accounts receivable	413,030	(451,030)
Inventory	(151,351)	(200,816)
Other assets	67,209	(10,000)

Liabilities:
Accounts payable	(246,658)	567,575
Accrued expenses	10,929	90,559

Net Cash Provided (Used) by Operating Activities	1,025,835	(444,293)
Cash Flows from Investing Activities
Building Deposit	0	(200,000)
Purchase of Property and Equipment	(6,359,874)	(101,549)
Cash Received from Acquisition	589

Net Cash Used by Investing Activities	(6,359,285)	(301,549)

Cash Flows from Financing Activities
Proceeds from Note Payable	5,167,819	11,003
Proceeds from Related Party Note Payable	50,000	0
Repayment of Note Payable	(13,000)	0
Repurchase of Common Stock	(50,000)	0
Proceeds from Common Stock sales	0	176,200
Proceeds from Capital Contribution	45,000	0

Net Cash Provided by Financing Activities	5,199,819	187,203
Net Change in Cash and Cash Equivalents	(133,631)	(558,639)
Cash at Beginning of Period	498,498	1,057,137
Cash at End of Period	$364,867	$498,498
Reconciliation to Balance Sheet Presentation:
Cash	$64,527	$198,498
Restricted Cash	300,000	300,000
	$364,527	$498,498

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

Acquisition

On April 20, 2006, Victor Industries, Inc. (“Victor”), with the approval of its Board of Directors, executed an Agreement and Plan of Merger with San Diego, CA based Ethos Environmental, Inc., a Nevada corporation.

At a meeting of shareholders of the Company held on October 30, 2006, a majority of shareholders voted in favor of the merger. On November 2, 2006, the merger was consummated. As part of the merger, Victor redomiciled to Nevada, and changed its name to Ethos Environmental, Inc. In addition thereto, and as part of the merger, Victor set a record date of November 16, 2006 for a reverse stock split of 1 for 1,200 of the issued and outstanding shares of Victor. Prior to the reverse stock split and subsequent merger, Victor issued 47,685,805 shares to reduce its liabilities by $257,503 based on the pre-merger stock price of $0.0054 per share. All of the per share data in these consolidated financial statements are presented on a post-split basis.

The merger provides for a business combination transaction by means of a merger of Ethos with and into the Victor, with Victor as the corporation surviving the merger. Under the terms of the merger, Victor acquired all issued and outstanding shares of Ethos in exchange for 17,718,187 shares of common stock of Victor. Shares of Victor common stock, representing an estimated 97% of the total issued and outstanding shares of Victor common stock, was issued to the Ethos stockholders. Ethos shareholders were able to exchange their shares beginning on or after November 16, 2006, the record date set for the reverse stock split.

The merger was intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and no gain or loss will be recognized by Victor as a result of the merger.

The merger is accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Ethos is treated as the “accounting acquirer” company for financial reporting purposes. Accordingly the operations of the company are included in these financial statements as of November 2, 2006. In accordance with guidance applicable to these circumstances, the merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as a recapitalization of Victor.  The assets and liabilities of Victor have been included in these consolidated financial statements at their net book value.

The assets acquired and liabilities assumed of Victor were as follows:

Assets	$66,062
Liabilities	62,931
Net Recapitalization	$3,131

The accounting effect of the reverse acquisition is reflected in the consolidated statements of stockholders’ equity.

The historical financial statements prior to the reverse merger transaction have been restated to be those of the accounting acquirer and historical stockholders' equity prior to the reverse merger has been retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of the issuer's and acquirer's stock with an offset to additional paid-in capital.

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

Of the 4,910,000 shares issued in 2006, 3,600,000 shares represented a pre-merger commitment by the entity then known as Ethos Environmental, Inc. The entity then known as Ethos Environmental, Inc. committed to issue the shares on October 15, 2006, and the shares were to be issued regardless of the outcome of the then pending merger as such shares were not for services in any way associated with the then pending merger. As such, the shares were valued at fair value as determined by the pre-merger Ethos Board of Directors.

On the date that the pre-merger Ethos Environmental, Inc. committed to issue the shares, there was not a public market for Ethos’ common stock, and the most readily determinable value of the stock was fair value. Of the 3,600,000 shares, 100,000 were issued for services rendered by an outside consultant prior to, and unrelated to, the merger. As this was the number of shares that said consultant was willing to accept as payment for services rendered valued at $25,000, we believe that the value of $0.25 approximated the fair value of the shares on the date of the commitment and therefore was the appropriate value to be used.

The remaining 3,500,000 shares (the “Bonus Shares”) were issued to our Chief Executive Officer as a one-time bonus by the pre-merger entity known as Ethos Environmental, Inc.  The Bonus Shares were not subject to any performance and/or service conditions, and there was no pre-existing arrangement or agreement regarding the Bonus Shares.

Since the 3,600,000 shares were due and payable in the 4th quarter of 2006 by the pre merger Ethos, these shares have been recorded on the year end financial statements of the post-merger entity.  All 3,600,000 shares were deemed fully paid and non-assessable as of the date authorized by the pre-merger Ethos Board of Directors, October 15, 2006.

The 3,600,000 shares were accounted for at the fair value of $0.25 and charged against general and administrative expenses in accordance with Generally Accepted Accounting Principles (GAAP).  The remaining 1,310,000 shares were issued in compliance with prior consulting agreements and valued at the market price at the date of issue, $5.10.  The value of these shares was charged against selling expenses and general and administrative expenses. There was no cash involved in these transactions.

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

The restated items are as follows:
•
The Company corrected the accounting for the reverse acquisition of Victor Industries, Inc. (former name of Registrant).  Since Victor Industries, Inc. was determined to meet the definition of a public shell, the transaction should be accounted for as a recapitalization.  Accordingly, no goodwill or other intangible assets are recognized in conjunction with this transaction.  The net effect on the statement of operation resulted in a reduction of the net loss of $66,690 for the amortization which had previously been recorded on the intangibles.  There was also a reduction of goodwill, customer list, accumulated amortization, accumulated depreciation and additional paid in capital resulting from this correction, in the amount of $2,411,103, $2,000,726, $66,690, 11,160 and $4,400,669, respectively.

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

The following table presents the effects of the restatements adjustments on the Company’s previously reported financial position and results of operations as of and for the year ended December 31, 2006:

	As Previously Reported	As Restated
Revenue	$4,768,013	$4,768,013
Cost of sales	1,340,135	1,613,366
Operating expenses	10,036,319	9,696,398
Other income/expense	51,638	51,638
Net loss	$(6,556,803)	$(6,490,113)

Net Loss per Common Share	$(6.83)	$(6.76)

Total current assets	$1,123,006	$1,123,006
Property and intangibles, net	10,725,447	6,391,568
Other assets	5,000	5,000
Total assets	$11,853,453	$7,519,474

Total current liabilities	$5,823,205	$5,823,205
Stockholders’ equity	6,030,248	1,696,269
Total liabilities and stockholders’ equity	$11,853,453	$7,519,474

Note 3. Prior Period Adjustments

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

Note 4. Property and Equipment

The Company’s property and equipment consisted of the following at December 31:

	2006	2005

Building	$5,845,417	$0
Equipment	886,353	167,591
Furniture and fixtures	14,727	14,727
Computers	36,648	35,790
	6,783,145	218,108
Less: accumulated depreciation	(391,677)	(63,153)
	$6,391,468	$154,955

Note 5. Income Taxes

The Company is liable for taxes in the United States. As of December 31, 2006, the Company does not expect to have any income for tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

The Company estimates that it has tax losses of approximately $9,900,000 which may be available to reduce future taxable income. Any tax loss carry forwards available expire between the years 2020 and 2026.

The deferred tax asset associated with the estimated tax loss carry forward is approximately $3,366,000. The Company has provided for a valuation allowance as an offset against the deferred tax asset as it is unknown at this time if the asset will be utilized.  The valuation allowance increased by approximately $2,210,000 and $358,000 for the years ended 2006 and 2005, respectively.

Note 6. Operating Leases

The Company leases an office building under a lease agreement that expires in July 2012. The rent expense for the year ended December 31, 2006 and 2005, totaled to $66,844 and $48,634, respectively.

The Company’s future annual minimum lease payments are as follows for years ending December 31:

2007	$52,657
2008	54,236
2009	55,863
2010	57,539
2011	59,265
Thereafter	35,170
Total	$314,730

Note 7. Stock Option Plan

In 2006, the Company adopted the 2006 Stock Incentive Plan which reserves a total of 3,500,000 common shares to provide the Company with a means of compensating selected key employees (including officers), directors and consultants. No options were granted in 2006 under this Plan.

Note 8. Subsequent Events

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

Item 8A.   Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures:

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of December 31, 2006 due to the material weaknesses in our internal control over financial reporting identified in this Report, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

•	Audit Fees: Fees for audit and quarterly review services totaled $81,868 and $20,076 for 2006 and 2005, respectively, including fees associated with consents and the review of this report.

•	Tax Fees: We did not engage PETERSON SULLIVAN PLLC, for any tax related services during 2006 or 2005.

•	All Other Fees: Fees for other services not included in the above were $0in both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the ____ day of March,  2008.

Ethos Environmental, Inc. a Nevada Corporation

By:	/s/ Enrique de Vilmorin
Enrique de Vilmorin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Position	Date
/s/ Enrique de Vilmorin	Chief Executive Officer and Director	March ___, 2008
Enrique de Vilmorin

/s/ Jose Manuel Escobedo	Director	March ___, 2008
Jose Manuel Escobedo

/s/ Luis Willars	Director	March ___, 2008
Luis Willars

/s/Thomas W. Maher	Principal Accounting Officer
Thomas W. Maher	Chief Financial Officer	March ___, 2008