Form 10KSB/A
period 2006-12-31
Ethos Environmental, Inc.
filed 2008-04-04
CIK 1056598

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3 day of April, 2008.

Ethos Environmental, Inc. a Nevada Corporation

By:	/s/ Enrique de Vilmorin
Enrique de Vilmorin
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Position	Date
/s/ Enrique de Vilmorin	Chief Executive Officer and Director	April 3, 2008
Enrique de Vilmorin

/s/ Jose Manuel Escobedo	Director	April 3, 2008
Jose Manuel Escobedo

/s/ Luis Willars	Director	April 3, 2008
Luis Willars

/s/Thomas W. Maher	Principal Accounting Officer
Thomas W. Maher	Chief Financial Officer	April 3, 2008