Form 10KSB
period 2007-12-31
Ethos Environmental, Inc.
filed 2008-04-15
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ___________ to ___________

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
Common Stock, par value $0.0001 (Title of class)

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

Index

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes  No 

Revenues for year ended December 31, 2007: $10,376,646.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $20,541,157 as of March 24, 2008 based upon the average bid and asked price of the registrant’s common stock on the Over the Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of March 24, 2008 was: 37,347,559.

Transitional Small Business Disclosure Format: Yes  No 

DOCUMENTS INCORPORATED BY REFERENCE

All reports filed by the Registrant during 2007, and through the date of filing of this Annual Report.

Index

ETHOS ENVIRONMENTAL, INC.
ANNUAL REPORT ON FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Ethos has two products, Ethos FR® and Ethos Bunker Fuel Conditioner (“Ethos BFC”). There are two esters used in each product, a light ester and a heavy ester.  For the Ethos FR®, we obtain the esters from major suppliers.  The mineral oil used in the Ethos FR® is obtained, primarily, from major suppliers.

Ethos FR® can be used in any fuel. Ethos BFC is used for Bunker Fuel, which is used in external combustion engines.

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

Index

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

Index

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

The U.S. Department of Energy, Energy Information Administration (“EIA”) estimates that U.S. annual consumption of fuel will continue to escalate through the year 2030.
A breakdown of this estimate is summarized as follows:

Based o further EIA published data, the following table* depicts domestic distillate fuel oil consumption by energy use for 2006.

Sales of Distillate Fuel Oil by End Use 2006
(Thousands of Gallons)

Residential	4,984,826
Commercial	2,808,786
Industrial	2,463,676
Oil Company	636,788
Farm	3,261,345
Electric Power	656,355
Railroad	3,552,430
Vessel Bunkering	1,903,138
On-Highway	39,118,301
Military	327,827
Off-Highway	2,478,554
All Other	0
62,192,026

Notes: Totals may not equal sum of components due to independent rounding.
Sources: Energy Information Administration Form EIA-821, "Annual Fuel
Oil and Kerosene Sales Report for 2002-2006.

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

As with our domestic client base, international customers of Ethos appreciate the benefits of improved mileage and reduced emissions.  In countries that lack the regulatory structures necessary to control vehicle emissions and fuel efficiency, the benefits of Ethos are even more pronounced.

Customers

We have a diversified customer list which presently numbers 59 and is composed of state governments, corporations and high net worth individuals.  There was one who accounted for over 10% of our revenue:  Petroindustrial 81.70%.  We do not have contracts with our customers.  Purchase orders are used as Ethos products are required and ordered.  We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements. Two customers accounted for 88% of our revenues for the fiscal year ended December 31, 2006. One customer accounted for 40% and the second customer accounted for 48%. One of these customers accounted for 62% of our accounts receivable at December 31, 2006. As our products reach more customers, the concentration of credit risk will spread out amongst the base of our clientele, and will lessen the effect of the risk shown during the year ended December 31, 2007.

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

Revenue and Fixed Assets

The Company’s revenue is generated in the United States and abroad through our San Diego, California office, which at present is our only operating office.  All of the fixed assets are located in the San Diego, California office.  In February, 2007, the Company entered into a sale and leaseback arrangement as outlined below under Loan Facilities. In October 2007, the Company completed the Commercial Property Purchase Agreement executed in August 2007, and reported on Form 8-K on August 13, 2007.

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

Index

At this time the Company is not aware of any present or pending rules or regulations that would require the Company to seek registration of the Ethos FR® product either domestically or internationally.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended December 31, 2007 and 2006 amounted to $71,217 and $112,051, respectively. All of these costs are borne by the Company.

Following is the Ethos FR® Material Safety Data Sheet (MSDS)

Index

Material Safety Data Sheet May be used to comply with OSHA's Hazard Communication Standard 29 CFR 1910.1200 Standard must be consulted for specific requirements	U.S. Department of Labor Occupation Safety and Health Administration (Non-Mandatory Form) Form Approved OMB No. 1218-0072
IDENTITY ETHOS FR - Fuel Reformulator	*Note: Blank spaces are not permitted. If any item is not applicable, or no information is available, the space must be marked to indicate that.*

Section I

Manufacturer's Name	Emergency Telephone Number
Ethos Environmental, Inc.	619-575-6800
Address (Number, Street, City, State, and ZIP Code)	Telephone Number For Information
7015 Alamitos Avenue	619-575-6800
	Date Prepared
San Diego, CA 92154	January 01, 2006
	Signature of Preparer (optional)

Section II - Hazardous Ingredients/Identity Information

Hazardous Components (Specific Chemical Identity; Common Names(s))	OSHA PEL	ACGIH TLV	Other Limits Recommended	% (optional)
Non-Hazardous				

Section III - Physical/Chemical Characteristics

Boiling Point	400 F	Specific Gravity (H20 = 1)	0.93
Vapor Pressure (mm Hg)	< 1	Melting Point	N/A
Vapor Density (AIR = 1)	11.4	Evaporation Rate (Butyl Acetate = 1)	< 1

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

Index

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

Index

Employees

As of March 25, 2008, we had 25 full-time and 10 part-time employees.

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

We have yet to establish any history of profitable operations. We have incurred net losses allocable to shareholders of $18,352,316 and $6,490,113, respectively for the fiscal years ended December 31, 2007 and 2006. As a result, at December 31, 2007 we had an accumulated deficit of $28,218,893. We expect, however, that our revenues will be sufficient to sustain our operations for the foreseeable future. Our profitability though will require the successful commercialization of our fuel reformulator.

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

Index

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

Index

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

Index

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

Index

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

Index

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

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2007 states that there is substantial doubt about the Company’s ability to continue as a going concern. This “going concern” opinion could adversely affect our ability to sell our products, attract and retain strategic relationships and obtain additional financing.

Our ability to use our net operating loss carry forward may be limited.

As of December 31, 2007, we have approximately $28,218,893 million in federal and state net operating loss carry forwards which will begin to expire in 2022 if not used to offset future federal and state taxable income. Our net loss carry forwards are subject to various limitations and have not been audited by the Internal Revenue Service. We anticipate the net loss carry forwards will be used to offset the federal and state taxable income and the related tax payments which we would otherwise be required to make with respect to income, if any, generated in future years.

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

Index

Our officers and directors have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers and directors control 45% of our outstanding common stock, of which Enrique de Vilmorin, our Chairman, controls approximately 44%.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

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

Index

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

Index

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

Item 2.    Properties

We are located at 6800 Gateway Park Drive San Diego, CA 92154.  We lease approximately 70,000 square feet of industrial space and manufacturing space.  We purchased our current facility in 2006 and sold it with a lease-back agreement in October 2007.  It is our belief that the space is more than adequate for our immediate and future needs.   The company is also still obligated to a long-term lease at its prior facility.  Please see Note 5. “Operating Leases” in the consolidated financial statements.

Item 3.    Legal Proceedings

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

During 2007, the company became a defendant in a lawsuit filed by Accutek, Inc. of Vista, CA for an outstanding balance on equipment purchased in the amount of $43,000.  The company  has filed a cross-complaint asserting that the contractual obligations of the supplier, Accutek were not fulfilled.  The case was still open at December 31, 2007, and the company is confident that the court will find in our favor.

During 2007, the company became a defendant in a lawsuit filed by Groovie Like A Movie in the amount of $19,950.  The Preliminary Trial Date is in April 2008.  The company has filed a cross-complaint claiming non-delivery of goods and services and is confident that the court will find in our favor.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Index

PART II

Item 5.	Market for the Common Equity and Related Stockholder Matters

Price Range of Our Common Stock

Our shares of common stock are currently trading on the OTC Bulletin Board (“OTCBB.  Prior to November 16, 2006, our trading symbol was “VICI.” On November 16, 2006, to reflect our new name and the 1 for 1,200 stock split, our trading symbol was changed to “ETEV”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2006 through December 31, 2007.

	Bid*
	Low	High
2006 Fiscal Year
Jan - Mar 2006	$6.60	$13.20
Apr - June 2006	$6.00	$11.76
July - Sept 2006	$3.00	$7.68
Oct - Dec 2006	$2.00	$11.15
2007 Fiscal Year
Jan - Mar 2007	$3.51	$5.50
Apr - June 2007	$1.92	$4.35
July - Sept 2007	$0.79	$2.00
Oct - Dec 2007	$0.90	$2.15

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

Index

Holders

As of December 31, 2007, there were approximately 893 holders of record of our common stock.

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Critical Accounting Policies and the Use of Estimates, which we believe are important for an understanding of the assumptions and judgments underlying our financial statements. We continue with a discussion of the Results of Operations for the three-month periods ended December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

Index

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, $4.77 million by the end of 2006 and $ 10.376 million for the year ending December 31, 2007. Even more significant growth is anticipated for 2008, with sales in established markets in the U.S., Asia, Latin America, Australia, Africa and Europe expected to top current forecasts. Based on our growth to date, the 100% satisfaction rate and testimonials we are receiving from our satisfied customers, on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets, we project that top line revenue will grow to the tens of millions in 2008 and beyond.

Looking forward, marketing will constitute a significant portion of company expenditures as Ethos Environmental continues to develop sales of new ester-based fuel and engine enhancing products. We are in the process of developing new products covering areas of synthetic oils, sulfur substitutes, and varied formulations of the original Ethos FR ® and its enhancements.

The management of Ethos Environmental is excited by the enthusiastic acceptance that our products have received – domestically and all around the world. We are proud to provide a product that is part of the solution to the high cost of fuel and the health costs of environmental pollutants.  Since inception, management has been focused on the development of a solid infrastructure, building relationships and establishing the foundation of a business that will continue to grow – non-stop – into the future.

The Company and Our Business

Ethos Environmental, Inc. (“ Ethos”, or the “Company”) manufactures and distributes fuel reformulating products designed to enable fuels to burn cleaner. The products developed by the Company are proprietary and, as such, protected by the Uniform Trade Secrets Act.  Our products, distributed using our registered trademark, Ethos FR ® , are comprised of a unique line of fuel reformulators that consist of a blend of high quality, non-toxic, non-petroleum based esters.

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

Overall, our products make engines combust fuel more completely. When an engine uses each measure of fuel to the maximum degree possible, it has two very important benefits. First, it reduces fuel consumption and reduces non-combusted residues that an engine expels in the form of exhaust emissions, such as hydrocarbons, nitrogen oxides, carbon monoxide, particulate matter and other harmful products of combustion. Next, unused fuel is saved in the fuel tank, waiting to be used efficiently by the engine, instead of exhausted in the form of toxic emissions. Ethos products reduce emissions without adding any of its own components to the exhaust.  EPA Laboratory tests confirm that Ethos FR ® is 99.99976% clean upon ignition and ashless upon combustion.
Ethos seeks both a cleaner environment and economic success. As the name Ethos suggests, we are committed to the highest ethical standards - in the products that we sell, in the relationships with our clients, and in the conduct of our business. The Company’s approach is to sales is “one gallon at a time,” earning the trust and loyalty of each customer by providing products that perform as promised and make a positive difference in the world.

Index

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

The management of Ethos Environmental firmly believes that the market for our products is aggressively expanding.  Worldwide fuel consumption is approximately 85 million barrels per day and projected by the Energy Information Administration to continue to grow to 97 million barrels per day by 2015, and 118 million barrels per day by 2030.  Much of the dramatic growth over the past decade has been fueled by the dramatic expansion of India, China and Brazil.  As additional undeveloped countries begin to expand, so too will fuel consumption and the Company’s market base.  In addition, consumers are becoming more sensitive to increased fuel economy as oil prices have increased eight times since the late 1990s.

It is our goal to continue to aggressively build on our success in the domestic and international markets, offering the benefits of our products to companies and countries around the world.  During 2007, our revenue base increased by 120% over 2006.  Since 2004, the company has increased its revenue base by 3,019%.

The company’s management is directed to continued growth with its attention focused on comparative savings in marketing and production costs.  Our attention going forward is to increase market awareness of our name and the benefits provided by our product line.

During 2008, the company will continue to direct concerted focus to full compliance with Sarbanes-Oxley requirements, as revised in Audit Standard No. 5 for small businesses, in implementing Section 404(a) of the Act..

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

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, $4.77 million by the end of 2006 and $ 10,376 million by the end of 2007. Even more significant growth is anticipated for 2008, with sales in established markets in the U.S., Asia, Latin America, Australia, Africa and Europe expected to top current forecasts. Furthermore, market implementation plans anticipate growth in 2008 and beyond. These projections are based on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets.

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

Index

Results of Operations

The following financial data compares the balances as relates to Ethos Environmental, Inc. for the fiscal years ended December 31, 2007 and 2006.

Revenues

We recognized revenues of $10,376,646 for the year ended December 31, 2007 compared to revenues of $4,768,013 for the year ended December 31, 2006,an increase of $5,608,633 or 118%. The primary source of revenue for the years ended December 31, 2007 is from the sale of Ethos FR® and Ethos Bunker Fuel.

We expect our tremendous growth to continue as sales increase and the sales and marketing strategies are implemented into the targeted markets and we create an understanding and awareness of our technology through proof of performance demonstrations with potential customers.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® and Ethos Bunker Fuel products through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $6,971,911 or 67% of sales for the year ended December 31, 2007, compared to $3,154,647 or 66% of sales for the year ended December 31, 2006.

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

Depreciation expense incurred for the year ended December 31, 2007 was $213,702, versus $ 292,096 for the year ended December 31, 2006.  The decrease in depreciation was primarily due to the sale in October 2007 of the building which represented approximately $193,509 of the total depreciation of $213,702. Production and office equipment are depreciated on a 5-year basis, and the building is depreciated on a 25-year basis.  Only $20,193 and $18,865 of depreciation is shown in general and administrative expenses at December 31, 2007 and 2006, respectively, as the remainder is included in cost of sales.

Operating expenses incurred during the year ended December 31, 2007 totaled $25,096,543. These expenses were incurred primarily in the following accounts:

• Legal fees of approximately $ 149,854
• Accounting, audit, bookkeeping and director fees totaling $ 253,045
• Business consulting fees of approximately $ 10,953,025 - of which $10,909,710 relates to the non-cash issuance of stock
• Debt Extinguishment Expense of $ 6,646,171 – a non-cash item relating to warrants associated with the building purchase
• Outside services of $ 218,578
• Payroll Expenses of $ 5,341,473 – of which $4,500,000 relates to the non-cash issuance of stock
• Selling Expenses of $ 561,554
• Rent and Equipment Lease of $ 551,022 – the majority of which relates to the Mazuma equipment sale/leaseback transaction
• Office expenses of $ 421,821

Index

Similar expenses incurred for the year ended December 31, 2006 totaled $ 9,696,398 and were primarily for  services of a similar nature.

For comparison purposes, the Company issued 13,764,000 new shares of common stock during the year ended December 31, 2007, compared to 4,910,000 shares issued during the year ended December 31, 2006.  Of the 13,764,000 shares issued in 2007, 6,164,000 shares were for services, 2,500,000 shares were issued for cash, 100,000 shares were issued under contract with the Chief Financial Officer and 5,000,000 shares were issued as a one-time bonus to the Chief Executive Officer.  The shares issued were charged against general and administrative expenses, in accordance with Generally Accepted Accounting Principles (GAAP).

The 5,000,000 shares of stock issued in 2007 to our CEO were not subject to any performance and/or service conditions, and there was no pre-existing arrangement or agreement regarding the such shares.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The amounts expensed for the years ended December 31, 2007 and 2006 amounted to $71,217 and $112,051, respectively.

Net Loss

The Company incurred a net loss for the year ended December 31, 2007 of $18,352,510 as compared to a net loss of $6,490,113 for the year ended December 31, 2006.  Even though revenues increased by 118% during 2007, as compared to December 31, 2006, the net loss increased by approximately $11,862,397.  The main reason for the increase in net loss is due to the issuance of stock for services, cash, debt extinguishment and compensation provided which totaled $24,055,881.   The stock compensation is included in the consolidated statement of operations under general and administrative expenses.

NON-OPERATING INCOME AND EXPENSES

Non-operating income, net of expenses, remained constant in the year ended December 31, 2007 versus 2006. Interest expense decreased to $618,084 during the 12 months ended December 31, 2007 from $ 620,244 in 2006. The interest was primarily associated with the interest-only loan for $4,750,000, related to the purchase of our new building as well as interest only working capital loans for $500,000 and $700,000.  All three of these loans were paid off when the company sold its headquarters building in October 2007. Non-operating Income decreased to $390,206 in 2007 versus $730,813 in 2006.  Non-operating Income was primarily associated with Gains on Sales of Assets.

Liquidity and Capital Resources

On December 31, 2007, we had working capital of $6,471,769 and stockholders’ equity of $7,399,640 compared to a working capital deficit of $4,700,199 and stockholders’ equity of $1,696,269 on December 31, 2006.

On December 31, 2007, the Company had $74,176 in cash, total assets of $8,329,352 and total liabilities of $929,712, compared to $64,867 in cash and $300,000 in restricted cash, total assets of $7,519,474 and total liabilities of $5,823,205 on December 31, 2006.

We anticipate, based on currently proposed plans and assumptions relating to our operations, that our current cash and cash equivalents together with projected cash flows from operations and projected revenues will be sufficient to satisfy our contemplated cash requirements for the next 12 months. Our contemplated cash requirements for 2008 and beyond will depend primarily upon the level of sales of our products, inventory levels, product development, sales and marketing expenditures and capital expenditures.

The net loss incurred for the twelve months ended December 31, 2007 increased significantly due to issuance of stock and warrants for services, cash, debt extinguishment and compensation in the amount of $22,005,881, as reflected within the Stockholder's Equity Statement.  These were non-cash transactions that increased expenses  and  increased equity.  In addition, depreciation expense decreased to $213,702 during the twelve months ended December 31, 2007 from $292,096 for the same period 2006.  The Company decreased its allowance for doubtful accounts based upon a more in depth analysis of the client base and realization of receivables, and an overall increase in collections.  The introduction and sale of the Company's new bunker fuel product caused the increase in Accounts Receivable in 2007. Inventory has increased each year, due to the need for keeping larger quantities of inventory on hand as sales have increased over 100% annually from 2003 to 2007.  Accounts payable and accrued expenses decreased due to more efficient handling of vendor bills and quicker payment turnaround.

Index

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

Index

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ethos Environmental Inc.

We have audited the accompanying consolidated balance sheet of Ethos Environmental Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethos Environmental Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred a net loss due to non-cash transactions, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 14, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501
Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ethos Environmental, Inc.
San Diego, CA

We have audited the accompanying consolidated balance sheet of Ethos Environmental, Inc., ("the Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethos Environmental, Inc., as of December 31, 2006, and the results of its operations and its cash flows for the year ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in the notes to the consolidated financial statements, the Company has experienced recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding this matter are also described in the notes to the consolidated financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9, the accompanying 2006 consolidated financial statements have been restated.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
April 15, 2007, except for the effects of the restatement described in Note 9 for which the date is November 16, 2007
Index

Item 7.    Financial Statements
ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2007
CURRENT ASSETS:
Cash	$74,176
Accounts Receivable, net	5,951,275
Inventory	1,376,030

Total Current Assets	$7,401,481

Property and Equipment, net	228,452

Other Assets	699,419

Total Assets	$8,329,352

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES:
Accounts Payable	$223,891
Accrued Expenses	109,300
Demand Note Payable	350,000
Note Payable Related Party	246,521
Total Current Liabilities	929,712

SHAREHOLDERS’ EQUITY:
Common Stock, $.0001 par value; 100,000,000 shares authorized; 36,871,687 issued and outstanding	3,687
Additional Paid-in Capital	35,615,040
Accumulated Deficit	(28,219,087)
Total Shareholders’ Equity	7,399,640
Total Liabilities and Shareholders’ Equity	$8,329,352

See notes to consolidated financial statements.

Index

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues	$10,376,646	$4,768,013
Cost of Sales	3,404,735	1,613,366

Gross Profit	6,971,911	3,154,647

Operating Expenses:
Depreciation (Other than Cost of Sales)	20,193	18,865
Selling Expenses	2,361,554	4,689,910
General and Administrative	18,214,796	4,987,623
Investor Relations	1,800,000	-
Business Development	2,700,000	-
Total Operating Expenses	25,096,543	9,696,398

Operating Loss	(18,124,632)	(6,541,751)

Provision for Income Taxes	0	0

Other Income	390,206	730,813
Interest Expense	(618,084)	(620,244)
Other Expense	-	(58,931)

Net Loss	$(18,352,510)	$(6,490,113)

Net Loss per Common Share	$(0.66)	$(6.76)
Weighted average shares used in per share calculation (basic and fully diluted)	27,933,228	960,685

See notes to consolidated financial statements.
Index

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in Capital	Accumulated
	Number of Shares	Amount		Deficit	Total

Balance at December 31, 2005	22,718,387	$2,272	$3,981,453	$(3,376,464)	$607,261

Common Stock Repurchased for Cash	(5,000,200)	(500)	(49,500)		(50,000)

Capital Contribution	-	-	45,000	-	45,000

Recapitalization of Victor Industries, Inc.	479,500	48	3,083	-	3,131
					-
Common Stock issued for services	4,910,000	491	7,580,499	-	7,580,990

Net Loss				(6,490,113)	(6,490,113)
Balance at December 31, 2006 as restated	23,107,687	2,311	11,560,535	(9,866,577)	1,696,269

Common Stock Issued for cash	2,500,000	250	2,049,750	-	2,050,000

Common Stock Canceled	(50,000)	(5)	5	-	-

Warrants issued for extinguishment of debt			6,646,171		6,646,171

Common stock issued for services	11,314,000	1,131	15,358,579	-	15,359,710

Net Loss	-	-	-	(18,352,510)	(18,352,510)

Balance at December 31, 2007	36,871,687	$3,687	$35,615,040	$(28,219,087)	$7,399,640

See notes to consolidated financial statements.

Index

ETHOS ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006
	2007	2006

Cash Flows from Operating Activities
Net Loss	$(18,352,510)	$(6,490,113)
Adjustments to Reconcile net Loss to net
Cash provided by (used in) operating activities:
Common Stock Issued for Services	15,359,710	7,580,990
Warrants issued for debt extinguishment	6,646,171	-
Depreciation	213,702	292,096
Changes in allowance for bad debts	(15,123)	(450,297)
Changes in Operating Assets and Liabilities
Accounts Receivable	(5,608,828)	413,030
Inventory	(965,115)	(151,351)
Other assets	(674,519)	67,209
Accounts Payable	(280,007)	(246,658)
Accrued Expenses	7,812	10,929
Net Cash Provided by (Used in) Operating Activities	(3,668,707)	1,025,835

Cash Flows from Investing Activities
Sale (Purchase) of Property and Equipment, net	1,199,314	(6,359,874)
Cash Received from Acquisition	-	589
Net Cash Provided by (Used in) Investing Activities	1,199,314	(6,359,285)

Cash Flows from Financing Activities
Proceeds from Note Payable	1,055,334	5,167,819
Net Proceeds from Related Party Note Payable	196,521	50,000
Repayment of Note Payable	(1,123,153)	(13,000)
Repurchase of Common Stock	-	(50,000)
Proceeds from Common Stock sales	2,050,000	-
Proceeds from Capital Contributions	-	45,000
Net Cash Provided by (Used in) Financing Activities	2,178,702	5,199,819

Net Change in Cash and Cash Equivalents	(290,691)	(133,631)
Cash at Beginning of Period	364,867	498,498
Cash at End of Period	$74,176	$364,867

Reconciliation to Balance Sheet Presentation:
Cash	$74,176	$64,867
Restricted Cash	-	300,000
	$74,176	$364,867
Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$618,084	$619,950
Cash paid for Income Taxes	$0	$0

Non Cash Transactions:
Repayment of debt through sale leaseback	$4,750,000	$-
Increase in other assets due to reclassification	$300,000	$-

See notes to consolidated financial statements.

Index

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

The merger provides for a business combination transaction by means of a merger of Ethos with and into Victor, with Victor as the corporation surviving the merger. Under the terms of the merger, Victor acquired all issued and outstanding shares of Ethos in exchange for 17,718,187 shares of common stock of Victor. Shares of Victor common stock, representing an estimated 97% of the total issued and outstanding shares of Victor common stock, were issued to the Ethos stockholders. Ethos shareholders were able to exchange their shares beginning on or after November 16, 2006, the record date set for the reverse stock split.

The merger was intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and no gain or loss was recognized by Victor as a result of the merger.

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

Index

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

At December 31, 2006 Restricted cash consisted of a deposit made in August 2005 that is being held in a bank in Beijing, China. This deposit is required by the government of China and must be held in the account a minimum of eighteen months in order for the Company to conduct business in China.  Since this deposit was not readily-accessible, the Company reclassified this asset in 2007 to Other Assets.

Index

Accounts Receivable

Accounts receivable are stated at their principal balances, do not bear interest and are generally unsecured. Management considers all balances over 30 days old to be past due. However, if credit is extended management conducts a periodic review of the collectability of its accounts receivable. If an account is determined to be uncollectible based on historical experience and the current economic climate, an allowance is established and the account is written off against the allowance. The Company determined that an allowance of $111,362 at December 31, 2007 was necessary. At December 31, 2007, 84% of  accounts receivable is due from one customer.

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

Fair Value of Financial Instruments

The Carrying value of the Company's accounts receivable, accounts payable, accrued expenses, note payable, and note payable related party approximate their estimated fair value due to the relatively short maturities of those instruments.

Revenue Recognition

Revenue from the sale of fuel reformulating products is recorded when the product is shipped, the price is fixed and determinable, collection is reasonably assured, and no further obligations of the Company remain.

Two customers accounted for 87% of our revenues for the fiscal year ended December 31, 2007. One Ecuadorean customer accounted for 79% and the second customer accounted for 8%.

Two customers accounted for 88% of the Company’s revenues for the fiscal year ended December 31, 2006. One Mexican customer accounted for 40% and one U.S. customer accounted for 48%.

Stock Based Compensation

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

Since the Company did not issue stock options to employees during the year ended December 31, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Index

Loss Per Share

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were no dilutive securities outstanding at December 31, 2007 or 2006. The convertible feature of the Notes Payable is not included in the calculation of diluted earnings per share since the effect is anti-dilutive due to the Company’s net loss. The convertible feature of the Notes Payable is not included in the calculation of diluted earnings per share since the effect is anti-dilutive due to the Company’s net loss.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006, was $283,470 and $132,955, respectively and are included in selling expenses in the consolidated financial statements.

Shipping and Handling

Expenses related to shipping and handling are expenses as incurred and are included in "cost of sales" in the statement of operations.

Research and Development

Research and development costs are expensed to operations when incurred and are included in general and administrative expenses in these consolidated financial statements. The amounts expensed for the years ended December 31, 2007 and 2006 amounted to $71,217 and $112,051, respectively.

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

Financial Accounting Standards Board Interpretation 48 (FIN 48) was issued in July 2006.   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position.  As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties.  The Company will, however, remain open to audit for any related items hereunder through 2006.

Foreign Operations

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency (the U.S. Dollar) are included in "general and administrative" expenses in the statements of operations, which amounts were not material for the years ended December 31, 2007 and 2006.   Currently, the company requires all sales, receipts, purchases and disbursements to be calculated in U.S. Dollars.

Index

Recent Accounting Pronouncements

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As the Company has no plans covered by this standard, it will have no effect on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has not determined the impact this standard will have on its consolidated operating results or financial position upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  This statement addresses the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  The Company has not determined the impact this standard will have on its consolidated operating results or financial position upon adoption.

In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

Note 2. Concentrations

The Company uses eight vendors for most of its fuel reformulating products although there are other companies that can provide equivalent products. These vendors accounted for 96% of product purchases in 2007. During 2006, the company primarily used five vendors for most of its fuel reformulating products. Those vendors accounted for 90% of products purchased in 2006.

Index

Note 3. Income Taxes

As of December 31, 2007, the deferred tax assets consist of the following:

Federal loss carryforwards	$9,594,138
State operating loss carryforwards	2,731,862
Accumulated depreciation	49,000
Allowance for doubtful accounts	150,000
12,525,000
Less: valuation allowance	(12,525,000)
$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As a result of stock ownership changes, the Company’s ability to utilize net operating losses in the future could be limited, in whole or part, under Internal Revenue Code Section 382.

During the year ended December 31, 2007, the valuation allowance increased by $6,480,000 and $2,210,000.

As of December 31, 2007, the effective tax rate is lower than the statutory rate due to net operating losses.

The use of any loss carry forwards may be limited under the Internal Revenue Code due to the change in control of the Company in 2006 with the merger with Victor Industries, Inc.

Note 4. Notes Payable

On January 26, 2006 the Company secured a loan for its building in the amount of $4,750,000 with a convertible Promissory Note. The Note was convertible at $2.50 per common share up to 1.9 million shares. The Note carried an annual interest rate of 17% with interest-only payments and a term of one year. On December 6, 2006, the Note was assigned to another third party.

Prior to maturity, the Company approached the current Note holders and requested that they extend the maturity of the Note to March 31, 2009. As part of its offer to induce the Note holder to extend the maturity date, the Company offered to rescind the conversion feature and issue 1.9 million detachable warrants. This Note was paid off in October 2007.  The Warrants associated with this Note continue to exist.

In December 2007, the company entered into a Demand Loan Agreement in the amount of $350,000.  This Note was increased to $500,000 in January 2008 and paid off on January 25, 2008.

Note 5. Note Payable - Related Party

During 2007, there was one Loan Payable to the Chief Executive Officer of the Company in the amount of $246,521. The loan has no stated repayment terms, is due on demand, is unsecured and does not bear interest. The Note was issued for accrued salary payable by the Company.

Note 6.  Sale and Leaseback

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

Index

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

Note 7. Operating Leases

The Company leases an office building under a lease agreement that expires in July 2012. The rent expense for the years ended December 31, 2007 and 2006, totaled  $61,083 and $66,844, respectively.

The Company leases its manufacturing equipment on a lease expiring March 2009.  The rent expense for 2007 was $246,554.  For 2006, this expense was $4,996.  The increase is directly attributable to the sale/leaseback agreement noted above.

Beginning November 2007, the Company leases its building at 6800 Gateway Park Drive for $63,000 per month.  The lease expires in October 2017.  The lease expense during 2007 was $126,000.

The Company’s future annual minimum lease payments are as follows for years ending December 31:

2008	$1,174,860
2009	900,891
2010	809,568
2011	809,568
2012	782,784
Thereafter	3,654,000
Total	$8,131,671

Note 8. Stockholders’ Equity

Stock Option Plan

In 2006, the Company adopted the 2006 Stock Incentive Plan which reserves a total of 3,500,000 common shares to provide the Company with a means of compensating selected key employees (including officers), directors and consultants. No options were granted in 2006 or 2007 under this Plan.

Warrants

During the year ended December 31, 2007, the Company issued to the lender as consideration for the modified loan terms a warrant for purchase of 1,900,000 shares of its common stock with an exercise price of $2.50 per share. This warrant expires on March 31, 2010.  The fair value of the warrant was determined using the Black-Scholes valuation model.  The assumptions included an estimated term of three years, volatility of 383%, discount rate of 8.25% and a dividend rate of 0%.  The resulting fair value of the warrant totaled $6,646,171, which has been included in the general and administrative expenses for the year ended December 31, 2007.

Index

Note 9.  Financial Restatement

The Company has restated its consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006.  The Company has reassessed certain accounting policies and concluded certain items had been accounted for incorrectly in the past and has restated them accordingly.

The restated items are as follows:

•
The Company corrected the accounting for the reverse acquisition of Victor Industries, Inc. (former name of Registrant).  Since Victor Industries, Inc. was determined to meet the definition of a public shell, the transaction should be accounted for as a recapitalization.  Accordingly, no goodwill or other intangible assets are recognized in conjunction with this transaction. The net effect on the Statement of Operations resulted in a reduction of the net loss of $66,690 for the amortization which had previously been recorded on the intangibles.  There was also a reduction of goodwill, customer list, accumulated amortization, accumulated depreciation and additional paid in capital resulting from this correction, in the amount of $2,411,103, $2,000,726, $66,690, $11,160 and $4,400,669, respectively.

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

Index

Note 10. Going Concern

The Company has incurred significant losses from operations in the last two years. The Company's ability to continue as a going concern is in doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The net loss incurred at December 31, 2007 is mainly due to non-cash transactions for issuance of stock for services.

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

Note 11. Subsequent Events

On January 18, 2008, The Company issued a Promissory Note in exchange for an aggregate principal amount of $150,000.  This Note is due on January 18, 2009 and bears no interest.

On January 30, 2008, the Company paid off (2) Promissory Notes totaling $500,000.

On March 26, 2008, the Company issued a Secured Promissory Note, with the Note having an effective date of January 30, 2008.  The Note has a principal amount of $1,000,000 and carries a 12% per annum interest rate.  The Note is due and payable in full on July 30, 2008.  Corporate assets were pledged as collateral along with 2 million shares of common stock currently owned by the Company's Chief Executive Officer.

Subsequent to December 31, 2007, the Company has issued 106,550 shares of its common stock for services and 742,798 shares of its common stock pursuant to a provision in the Registration Rights Agreement with GreenBridge Capital Partners, IV, LLC.

On March 31, 2008, the Company issued a Promissory Note in the amount of $300,000 with a rate of interest of 12%,  payable monthly in arrears. The Note is due and payable on March 28, 2009.

Index

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Other than as may have been previously disclosed in our filings with the SEC, we have had no changes in and disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Enrique de Vilmorin, our Chief Executive Officer, and Thomas W. Maher, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mssrs. Vilmorin and Maher concluded that because of the significant deficiencies and material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff and (ii) our internal audit functions, and material weaknesses related to (i) the absence of an Audit Committee as of December 31, 2007 and (ii) a lack of segregation of duties within accounting functions.

The Company completed a merger in November 2006, following which new management was appointed.  We began preparing to be in compliance with the internal control obligations, including Section 404, for our fiscal year ending December 31, 2007 as of January 1, 2007. During most of 2007 our internal accounting staff was primarily engaged in ensuring compliance with reporting requirements.  As a result, with the exception of certain additional persons hired at the end of 2007 to address the material weaknesses described in our Form 10-KSB, as amended, for the year ended 2006, including the hiring of our chief financial officer, our current internal accounting department responsible for financial reporting of the Company, on a consolidated basis, is relatively new to U.S. GAAP and the related internal control procedures required of U.S. public companies.  Although our accounting staff is professional and experienced in accounting requirements, management has determined that they require additional training and assistance in U.S. GAAP matters.  Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions.  Finally, management determined that the lack of an Audit Committee of the board of directors of the Company and a lack of segregation of duties also contributed to insufficient oversight of our accounting and audit functions, which have led to the material weaknesses being reported for the year ended December 31, 2007.

Index

In order to correct the material weaknesses set forth in our Annual Report for the year ended December 31, 2006, and those significant deficiencies and material weaknesses being reported in this Form 10-KSB for the year ended December 31, 2007, we have taken the following remediation measures:

•
In late 2007, we engaged an outside accounting firm with extensive experience in internal control and U.S. GAAP reporting compliance.  Together with management, this firm will oversee and manage the financial reporting process and required training of the accounting staff.

•
We have committed to the establishment of effective internal audit functions, however, due to the scarcity of qualified candidates with extensive experience in U.S. GAAP reporting and accounting in the region, coupled with our limited resources, we were not able to hire sufficient internal audit resources before end of 2007. However, we will increase our search for qualified candidates with assistance from recruiters and through referrals, subject to our available resources.

•	In February 2008, we hired a bookkeeper with extensive experience in public company accounting and U.S. GAAP reporting requirements.
•
In late 2007, we commenced our search for qualified members to nominate to the Audit Committee of our Board of Directors.  We are still engaged in this process and an Audit Committee still has not been appointed.

•
Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps will remediate the significant deficiencies and material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

For the year ended December 31, 2007, our management concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.  However, though two material weaknesses remain, we believe that we have significantly remediated most of the material weaknesses in our internal control over financial reporting as they existed at December 31, 2006 as described below, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements for any fiscal quarter of 2007, except as set forth below. Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

During the year ended 2006, and in the course of responding to comments from the SEC, our auditor discovered numerous errors in our financial statements for the year ended December 31, 2006. As a result of these errors, we restated our Form 10-KSB for the year ended 2006, and our Form 10-QSBs for the quarter ended March 30, 2007 and for the quarter ended June 30, 2007. Our conclusion to restate these Form 10-QSBs was related only to errors from 2006.  Additional information pertaining to such restatements is set forth in the Form 8-K filed by the Registrant on November 8, 2007, which is incorporated by reference herein.

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls.     As disclosed in our 2006 Annual Report on Form 10-KSB, as amended, we reported material weaknesses in our internal controls over financial reporting as discussed in more detail below.

As of December 31, 2007, we have remediated the previously reported material weaknesses in internal controls over financial reporting only to the extent set forth herein. A summary of the material weaknesses and remediation results are as follows:

Lack of Control Environment that sufficiently promotes effective internal control over financial reporting throughout the management structure.

In 2006, our control environment did not sufficiently promote effective internal control over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below. Principal contributing factors included the lack of permanent employees in key financial reporting positions, resistance to change of long-held practices developed in an entrepreneurial and trust culture, the lack of a formal program for training members of our finance and accounting group and a lack of a full evaluation of our financial system applications due to incomplete documentation and testing of key controls. Our control environment also contributed to our inability to fully evaluate our general computer controls and financial system application controls, as described more fully below.

Remediation:

We have hired permanent employees and retained special outside consultants in key financial reporting positions, all of whom have worked to promote effective internal control over financial reporting and improve our overall Company culture. We have instituted a training program for the accounting personnel and have completed a full evaluation of our control environment which included our general computer controls and financial system application controls.

Insufficient Segregation of Duties.

In 2006, we did not segregate duties in several important functions, including: permitting one person the ability to receive inventory, perform cycle counts and process adjustments, and another individual to initiate and authorize the scrapping of obsolete and excess inventory; permitting changes to inventory quantity information within the financial application system without appropriate review; providing users access within our financial application system to areas outside of their responsibilities; and permitting the creation, modification and updating of customer or vendor data without a secondary level of review or approval.

Material Weakness still Existed as of December 31, 2007:

We implemented changes to the various roles and responsibilities within the accounting department. These changes, however, have not addressed the above issues to ensure that adequate segregation was achieved or that enhanced mitigating controls were in place and operating effectively.

Index

Insufficient personnel in our finance/accounting functions and Lack of Controls over the Invoice Posting Process.

In 2006, we had a lack of resources and inadequate training within our finance and accounting departments.  Training for our accounting staff with respect to generally accepted accounting principles (“GAAP”) had been ad hoc rather than systematic. As a result of these factors, certain transactions were not recorded initially in accordance with GAAP, such as a limited number of third-party vendor contracts, leases and licenses; the capitalization of sales and use taxes on fixed assets and the internal labor component of a financial application system implementation; and appropriate period-end cut-off for “FOB Origin” inventory received shortly after the end of the period. These deficiencies represented a material deficiency in internal controls at December 31, 2006, and a significant deficiency at December 31, 2007.

Remediation – Significant Deficiency Remains as to the US GAAP Expertise of our Internal Accounting Staff:

We have added staffing in a number of critical areas over the last year. Those positions include a permanent Chief Financial Officer and retention of an outside accounting firm. Also, we have added independent inventory counts and levels of independent review of inventory cycle counts, inventory adjustments, adjustments for scrapping excess and obsolete inventory, and creation or modification of customer and vendor data.

However, though we have implemented steps which we believe have helped, we believe that there remains a significant deficiency related to the US GAAP Expertise of our internal accounting staff as at December 31, 2007.

Insufficient policies and procedures over various financial statement areas.

In 2006, we had insufficient processes and personnel to provide adequate oversight of financially significant transactions and determinations by our finance and accounting personnel in our offices outside of headquarters. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness at December 31, 2006.

Remediation – Significant Deficiency Remains as to our Internal Audit Functions:

In addition to the staffing added that provided additional levels of review, we have added additional documentation of review of accounting entries and balance sheet reconciliation accounts. This review and analysis has resulted in management’s ability to identify errors and additional required disclosures through the closing process rather than through external examinations. In addition, management has maintained a schedule for the year-end closing process which has enhanced our review process.

However, though we have implemented steps which we believe have helped, we believe that there remains a significant deficiency related to our Internal Audit Functions as at December 31, 2007.

Lack of control process for recording and approving journal entries.

In 2006, we did not have appropriate controls around the process for recording and approving journal entries. We also noted instances where material journal entries were recorded before subsequently provided supporting documentation was prepared or reviewed by the accounting department. Instances also occurred in which journal entries were not adequately documented and reviewed. These deficiencies represented an operating effectiveness deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Remediation:

We have implemented procedures requiring completed supporting documentation for all journal entries. The entries and the supporting documentation are reviewed by someone other than the preparer and checked for accuracy, completeness, disclosure requirements and appropriateness.

Index

Lack of controls over the sales transaction process.

In 2006, we did not have a consistent process in place to document the significant terms of all important product sales contracts and our accounting for these contracts. We enter into a small number of high dollar amount contracts for our product sales. These contracts often contain complex terms that impact our recognition and determination of revenue (including customer rights of return, multiple elements and contingencies that can have a material impact on the recognition or deferral of revenue) and balance sheet classification of deferred revenue. These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Remediation:

We performed a fair market analysis for all significant sales contracts for 2007 which have been reviewed by the Chief Financial Officer and by our outside accounting firm. In addition, all sales contracts are now reviewed by the Chief Financial Officer and our outside accounting firm.

Lack of Independent Directors for our audit committee & lack of an audit committee financial expert.

In 2006, we did not have an audit committee with a designated financial expert.  An audit committee is engaged primarily in an oversight function and ultimately is responsible for the company's financial reporting processes and the quality of its financial reporting.  As a basis for carrying out its responsibilities, an audit committee must have a working knowledge of a company's goals and strategies as well as the issues it faces in achieving its objectives. During 2006, we had numerous material weaknesses which would have likely made the role of an audit committee obsolete. These deficiencies represented a design deficiency in internal controls, and constituted a material weakness at December 31, 2006, and again at December 31, 2007.

Material Weakness still Existed as of December 31, 2007:

Though we are actively working towards formalizing an audit committee, we have not as of the date of this report, appointed an audit committee.  However, we did engage key financial consultants and lawyers during 2007 to assist in the preparation, timeliness, thoroughness and quality of our financial reporting.

Lack of Training in Public Company Reporting Obligations.

In 2006, our Chief Executive Officer had only held his position for approximately two (2) months, and our Chief Financial Officer had held his position for less than one (1) month. This represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Remediation:

During 2007, our Chief Executive Officer and our Chief Financial Officer obtained a working knowledge of public company reporting requirements, in addition to attending lectures and obtaining literature regarding the obligations associated with our reporting obligations.

During 2007, we adopted Standard Operating Procedures, which were successfully tested for every function.  In addition, we had an Employee Manual prepared and we implemented a system of full compliance checks and balances.

Insufficient documentation for accounting or business transactions and Lack of Policies and procedures over records retention.

In November 2006, new officers and directors were appointed and the process of obtaining and producing certain corporate documentation proved to be a difficult and lengthy task.  These deficiencies represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Index

Remediation:

During 2007, we designation an internal employee to be responsible for all documentation related to accounting and business transactions.  Additionally, we also designated our corporate secretary as the person responsible for maintaining our board minutes and copies of all records related to accounting and/or business transactions.

Insufficient Corporate Governance Policies.

In 2006, following the transaction involving Victor Industries, Inc. and Ethos Environmental, Inc., our officers and directors had only been in place for less than two (2) months. This represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Remediation:

During 2007, we adopted Standard Operating Procedures, which were successfully tested for every function.  In addition, we had an Employee Manual prepared and we implemented a system of full compliance checks and balances.

Conclusion:

In the third and fourth quarters of 2007, we undertook testing to validate compliance with the newly implemented policies, procedures and controls. We have undertaken this testing over these two quarters in order to be able to demonstrate operating effectiveness over a period of time that is sufficient to support our conclusions. In reviewing the result from this testing, management has concluded that the internal controls over financial reporting have been significantly improved and that the material weaknesses described above have been remediated to the extent described above as of December 31, 2007.

Except for the corrective action discussed above, there have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 8B.   Other Information
None.

Index

PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The following sets forth the names and ages, as of March 25, 2008, of the members of the Board of Directors, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Directors

Name	Age	Position	Director/Officer Since
Enrique de Vilmorin	56	Chief Executive Officer, President and Director	2006
Jose Manuel Escobedo	67	Director	2006
Luis Willars	66	Director	2006

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

Index

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

Item 10.       Executive Compensation

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2007 by (1) each person who served as the principal executive officer of the Company during fiscal year 2007; (2) the Company’s most highly compensated executive officers as of December 31, 2007 with compensation during fiscal year 2007 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2007.

Index

The following executive compensation was paid during 2006 or 2007,

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)
Enrique de Vilmorin - CEO & President	2006	$344,325	$—	875,000	—	—	—	—		$1,219,325
	2007	$360,000	$78,610	4,500,000	—	—	—	—		$4,934,410
Thomas W. Maher - CFO	2006	$--	--	--	--	--	--	--	$
	2007	$84,000	$1,250	195,000						280,250

There were no stock options granted or exercised by the named executive directors in 2007.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the Stock Incentive Plan in 2007 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2007.

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

Index

OPTION EXERCISES AND STOCK VESTED

There were no options exercised or stock vested during the year ended December 31, 2007.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

EMPLOYMENT AGREEMENTS

On December 4, 2006, the Company entered into an employment agreement (the “Maher Agreement”) with Thomas W. Maher defining the terms of his employment with the Company as Chief Financial Officer, effective December 1, 2006. The initial term of Mr. Maher’s employment under the Maher Agreement is through December 1, 2007 (unless earlier terminated in accordance with the terms of the Maher Agreement), with automatic one-year renewals for each of the successive two years following the Effective Date.

On December 12, 2007, the Company entered into an employment agreement with Enrique de Vilmorin defining the terms of his employment with the Company as Chief Executive Officer, effective January 1, 2007.  The initial term of Mr. De Vilmorin’s employment under the Employee Agreement is through December 31, 2011 (unless earlier terminated in accordance with the terms of the Employee Agreement), with automatic one-year renewals for each of the successive ten years following the Effective Date.

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

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2007, by:

• Each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;
• Each director;
• Each of our chief executive officer and our other two most highly compensated executive officers; and
• All executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 36,871,687 shares outstanding as of December 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Index

Beneficial Owner	Shares of Common Stock Number	Beneficially Owned Percent
Enrique de Vilmorin	15,500,000	44.44%
Jose Manuel Escobedo	250,000	0.72%
Thomas W. Maher	100,000	0.28%
GreenBridge Capital Partners, IV, LLC	2,500,000	0.07%
All such directors
and executive
Officers as a group	15,850,000	45.44%
Total	18,350,000	49.77%

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

Item 12.   Certain Relationships and Related Transactions

During 2007, there was one Loan Payable to the President of the Company in the amount of $246,521. The loan has no stated repayment terms, is due on demand, is unsecured and does not bear interest.

Item 13.   Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Incorporated by reference as Exhibits to the Form 8-K filed on December 12, 2004 as amended on February 3, 2005.
10.1	Agreement and Plan of Merger by and between the Company and Ethos Environmental, Inc.	Incorporated by reference as an Exhibit to the Form 8-K filed on April 24, 2006.
10.2	2006 Definitive Proxy Statement.	As filed with the Commission on October 4, 2006.
10.3	Sale/Leaseback Agreement with Mazuma Capital Corp.	Previously filed.
10.4	Amendment No.1 to Agreement with Mazuma Capital Corp.	Previously filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

Index

Item 14.   Principal Accounting Fees and Services

During the year ended December 31, 2007, we engaged Peterson Sullivan PLLC, J.H. Cohn LLP and Moore & Associated, Chartered as our independent auditors.  For the year ended December 31, 2007, we incurred fees to these firms as discussed below.

•
Audit Fees:  Peterson Sullivan PLLC fees for audit and quarterly review services totaled $29,273 and $117,457 for 2007 and 2006, respectively, including fees associated with consents and the review of this report.

•	Tax Fees: We paid PETERSON SULLIVAN PLLC, $1,728 for tax related services associated with our 2006 corporate tax return extensions.

•
All Other Fees:  J. H. Cohn LLP fees totaled $43,411 for 2007, although they were not associated with any audit or review, and NIL for 2006.  In addition, the Company contracted for the services of Blum and Clark, CPAs, for assistance in preparing the Registrant’s financial statements.  The fees associated with Blum and Clark in 2007 were $68,076 and NIL in 2006.  Moore & Associates, Chartered, fees totaled $26,000 for 2007 and NIL for 2006.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April,  2008.

Ethos Environmental, Inc. a Nevada Corporation

By:	/s/ Enrique de Vilmorin
Enrique de Vilmorin Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Position	Date
/s/ Enrique de Vilmorin	Chief Executive Officer and Director	April 14, 2008
Enrique de Vilmorin

/s/ Jose Manuel Escobedo	Director	April 14, 2008
Jose Manuel Escobedo

/s/ Luis Willars	Director	April 14, 2008
Luis Willars

/s/Thomas W. Maher	Principal Accounting Officer
Thomas W. Maher	Chief Financial Officer	April 14, 2008

Index