Form 10-Q
period 2008-03-31
Ethos Environmental, Inc.
filed 2008-05-20
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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
SteadyLaw Group, LLP
501 W. Broadway, Suite 800
San Diego, CA 92101
Telephone (619) 399-3090
Telecopier (619) 330-1888

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐  NO ☒

The registrant has 39,304,986 shares of common stock outstanding as of May 12, 2008.

Quarterly Report on FORM 10-Q
For The Period Ended
March 31, 2008

Ethos Environmental, Inc.

PART I.
Item 1.  FINANCIAL STATEMENTS

ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2008	December 31, 2007

CURRENT ASSETS

Cash	200,096	74,176
Accounts Receivable (Net)	6,906,114	5,951,275
Inventory	1,177,031	1,376,030
Other Current Assets	5,000	0
Total Current Assets	$8,288,241	$7,401,481

Property & Equipment (Net)	225,936	228,452
Other Assets	699,419	699,419
Total Assets	$9,213,596	$8,329,352

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:

CURRENT LIABILITIES
Accounts Payable	$165,867	$223,891
Accrued Expenses	130,299	109,300
Notes Payable	$1,300,000	$350,000
Note Payable Related Party	184,756	246,521
Total Current Liabilities	1,780,922	929,712

SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value; 100,000,000 shares authorized; 37,347,559 issued and outstanding	3,735	3,687
Additional Paid In Capital	36,233,865	35,615,040
Accumulated Deficit	(28,804,926)	(28,219,087)
Total Shareholders' Equity	7,432,674	7,399,640
Total Liabilities & Shareholders' Equity	$9,213,596	$8,329,352

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	1,104,467	2,697,133
Cost of Goods Sales	347,189	924,725
Gross Profit	757,278	1,772,408

Operating Expenses: Depreciation (Other than Cost of Goods Sold)	2,139	4,993
Selling Expenses	88,011	131,340
General & Administrative	1,175,426	2,513,895
Total Operating Expenses	1,265,577	2,650,228
Operating Income (Loss)	(508,299)	(877,820)
Other Income Gain on Sale of Assets	2,500 0	0 131,073
Interest Expenses Provision for Income Taxes	(80,040) 0	(177,660) 0
Net Loss	(585,839)	(924,407)

See notes to consolidated financial statements

ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2008
(Unaudited)

Balance at December 31, 2007	36,871,687	$3,687	$35,615,040	$(28,219,087)	$7,399,640

Common stock issued for expenses	369,322	37	454,229		454,266

Common stock issued for services	106,550	11	164,596		164,607

Net Loss				(585,839)	(585,839)

Balance at March 31, 2008	37,347,559	$3,735	$36,233,865	$(28,804,926)	$7,432,673

See notes to consolidated financial statements

ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2008 and 2007

		2008		2007
OPERATING ACTIVITIES
Net Income		(585,839)		(924,407)
Adjustments to reconcile Net Income to net cash provided by operating activities:
Gain on sale of assets		0		(131,073)
Depreciation		19,679		64,411
Common stock for expenses		454,266		0
Stock Issued for Services		164,607		2,171,460
Changes in operating assets and liabilities:
Accounts Receivable		(954,839)		(2,360,485)
Inventory		198,999		(34,820)
Other Assets		(5,000)		(20,100)
Accounts Payable & Accrued Expenses		(37,025)		802,693
Net cash used by Operating Activities		(745,152)		(432,321)
INVESTING ACTIVITIES
Purchase of Property & Equipment		(17,163)		(33,543)
Net Cash used by Investing Activities		(17,163)		0

FINANCING ACTIVITIES
Proceeds from Sale/Leaseback		0		386,411
Proceeds from Notes Payable		1,300,000		82,181
Payments to Note Payable, Related Party		(61,765)		(19,876)
Repayment of Note Payable		(350,000)		0
Net cash provided by Financing Activities		888,235		448,716
Net cash increase for period		125,920		(17,148)
Cash at beginning of period		74,176		64,867
Cash at end of period		200,096		47,719
SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
Value of equipment sold then leased back Taxes	$ $	0 0	$ $	637,075 0

See notes to consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2008

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

The assets acquired and liabilities assumed of Victor were as follows:

Assets	66,062
Liabilities	62,931
Net Recapitalization	3,131

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

Interim Disclosure

The interim period consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period consolidated financial statements should be read together with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company's annual report on Form 10-KSB. In the opinion of the Company, the unaudited consolidated financial statements contained herein contain all adjustments necessary (consisting of a normal recurring nature) to present a fair statement of the results of the interim periods presented.

The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

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

Accounts Receivable

Accounts receivable are stated at their principal balances, do not bear interest and are generally unsecured. Management considers all balances over 30 days old to be past due. However, if credit is extended management conducts a periodic review of the collectability of its accounts receivable. If an account is determined to be uncollectible based on historical experience and the current economic climate, an allowance is established and the account is written off against the allowance. The Company determined that an allowance of $111,362 at March 31, 2008 was necessary. At March31, 2008, 74% of  accounts receivable is due from one customer.

Inventory

Inventory consists primarily of the Company's fuel reformulating product and is stated at the lower of cost or market.  At March 31, 2008, inventory consisted of $90,621 in finished goods and $1,086,410 in raw materials.

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

One U. S. customer accounted for 90% of revenue for the quarter ended March 31, 2008.

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

Since the Company did not issue stock options to employees during the year ended December 31, 2007 or 2006, nor during the quarter ended March 31, 2008, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 2,900,000 dilutive securities outstanding at March 31, 2008 and at March 31, 2007. The convertible feature of the Notes Payable is not included in the calculation of diluted earnings per share since it would not have an appreciable effect on the earnings per share.

Common Stock

During the three month period ended March 31, 2008, the Company issued 369,322 shares of stock for the payment of expenses, valued at $454,266, and 106,550 shares ofstock for services, valued at $155,607.

Note 2. New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133”.  The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The statement is effective for interim periods beginning after November 15, 2008 although early adoption is encouraged. The Company has not determined the impact this standard will have on its consolidated operating results or financial position upon adoption.

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

Note 3. Subsequent Events

Stock Issuances

Subsequent to the quarter ended March 31, 2008 there were 1,896,106 shares issued for expenses and 61,321 shares issued for services.

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
10.) CO2 max levels decreased by ..69% after the application of Ethos BFC.
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

Customers

We have a very diversified customer list. Although we have many customers utilizing products, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements. One U. S. customer accounted for 90% of our revenues for the period ended March 31, 2008.

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

Employees

As of May 12, 2008, we had 25 full-time and 10 part-time employees.

Available Information

We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  You may obtain a free copy of our reports and amendments to those reports on the day of filing with the SEC by going to http://www.sec.gov.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. For a summary of our significant accounting policies (which have not changed from December 31, 2007), see our annual report on Form 10-KSB for the period ended December 31, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2007

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Revenues

We recognized revenues of $ 1,104,467 for the period ended March 31, 2008 compared to revenues of $ 2,697,133 for the same period in the prior year, a decrease of $ 1,592,666 or 59%.  The primary source of revenue for the period ended March 31, 2008 was from the sale of Ethos FR®.  During 2007, the Company had a large order of Ethos Bunker Fuel to Ecuador which was not repeated in the first quarter of 2008.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $ 757,278 or 69% of sales for the period ended March 31, 2008, compared to $ 1,772,408 or 66% of sales for the period ended March 31, 2007. In terms of absolute dollars, gross profit decreased 57% for the period ended March 31, 2008 compared to same period in the prior year due primarily to the reduction in gross revenue.

Cost of goods sold was $ 347,189 for the period ended March 31, 2008, which represented 31% of revenues compared to $ 924,725 for the comparable period in the prior year, which represented 34% of revenues.

Operating Expenses

Our current operating expenses are comprised of costs associated with administrative, salary, marketing, legal and business development. We will have additional operating expenses for additional staff members as they are hired. We have allocated funds in our capital structure for our current expenses.

General & Administrative expenses incurred during the period ended March 31, 2008 totaled $ 1,175,427. These expenses were incurred primarily for the following reasons:

Accounting, audit, bookkeeping and director fees totaling $ 1,600
Business consulting fees of $ 13,092
Outside Services of $ 18,280
Office expenses of $ 16,610
Depreciation of $ 2,139
Stock Issued for expenses $ 454,266
Stock Issued for services $ 164,607
Salaries and Wage expense of $135,302
Taxes $ 39,681
Rent $ 202,392
Equipment Rental  $ 91,323
Research & Development  $ 36,135

Similar expenses incurred for the period ended March 31, 2007 were $ 2,513,895 and were incurred primarily for expenses of a similar nature.

Also, for comparison purposes, there were 369,322 newly issued shares for the payment of expenses, and 106,550 shares newly issued for services during the period ended March 31, 2008, compared to 468,000 shares issued for services during the period ended March 31, 2007.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The amounts expensed for the period ended March 31, 2008 and 2007 amounted to $ 36,135 and $ 7,500, respectively.

Net Profit

We realized a net loss for the period ended March 31, 2008 of $ 585,839 as compared to a net loss of $ 924,407 for the comparable prior year period.

NON-OPERATING INCOME AND EXPENSES

Non-operating income, net of expenses, increased in the quarter ended March 31, 2008 to $ 2,500 versus $ 0 in 2007. Interest expense decreased to $ 80,040 during the 3 months ended March 31, 2008 from $ 177,660 the comparable period in 2007. The interest difference was directly associated with promissory notes issued during the quarter ended March 31, 2008 versus an interest only note in the amount of $4,750,000 during 2007.  The latter note was paid in October 2007.

Liquidity and Capital Resources

During the three months ended March 31, 2008, we had a working capital of $6,507,319 and stockholders’ equity of $7,432,674 compared to a working capital deficit of $ 3,191,269 and stockholders’ equity of $ 2,943,322 during the comparable period in the prior year.

On March 31, 2008, the Company had $ 200,096 in cash, total assets of $ 9,213,595 and total liabilities of $1,780,922, compared to $ 47,719 in cash and $ 300,000 in restricted cash, total assets of $ 9,655,854 and total liabilities of $ 6,712,532 on March 31, 2007.

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

Loan Facilities

In exchange for an aggregate of $150,000 cash investment received on January 18, 2008, the Company issued a promissory note. The promissory note is in the original principal amount of $150,000 and bears no interest. The promissory note is due on January 18, 2009, or upon completion of a financing for an amount equal to or greater than $150,000, whichever comes first.   This Note was paid in full January 30, 2008.

In exchange for an aggregate amount of $1,000,000 cash investment received on January 30, 2008, on March 26, 2008, the Company issued a Secured Promissory Note (the “Note”). The Note is in the original principal amount of $1,000,000 and bears interest at 12% per annum. The promissory note is due on July 30, 2008.

In connection with the Note and to secure its obligations thereunder, the Company entered into a Security Agreement (the "Security Agreement") on March 26, 2008 in favor of the noteholder, pursuant to which certain inventory, assets and accounts receivable of the Company have been pledged to secure the obligations of the Company under the Amended Loan Agreement.

In exchange for an aggregate amount of $300,000 cash investment received on March 31, 2008, the Company issued a promissory note. The promissory note is in the original principal amount of $300,000 and bears interest at 12% per annum, which is payable monthly in arrears. The promissory note is due on March 31, 2009.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Since inception in 2000, Ethos Environmental has grown its customer base to thousands of diverse clients in over 21 countries worldwide In addition to an effective and desirable product, the company’s success also derives from the careful development and tenacious implementation of a structured “proof-of-concept” marketing strategy.

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, $4.77 million by the end of 2006 and $10.38 million in 2007. Even more significant growth is anticipated for 2008, with sales in established markets in the U.S., China, Latin America, Europe and the Middle East expected to top current forecasts. Furthermore, market implementation plans anticipate gross multi million sales in 2008 and beyond. These projections are based on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets.

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

ITEM 4(T). CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures:

Our President and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2008 due to the material weaknesses in our internal control over financial reporting identified in our 2007 Form 10-KSB, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

(b)           Management’s Annual Report on Internal Control Over Financial Reporting:

While we have continued our efforts to address each of the material weaknesses identified in our 2007 Form 10-KSB, there were no material changes in our internal control over financial reporting during the most recently completed quarter.  We have not identified any additional material weaknesses during this quarter.  We are not planning to report on whether there has been full remediation of the identified material weaknesses until our 2008 report on internal control over financial reporting is complete.

(c)           Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During 2008, the company will be directing concerted focus to full compliance with Sarbanes-Oxley requirements, as revised in Audit Standard No. 5 for small businesses, in implementing Section 404(a) of the Act.

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

ITEM 1(A). RISK FACTORS

Not required.

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

(b)           Reports on Form 8-K.

During the period ended March 31, 2008, we filed the reports on Form 8-K on the following dates:

(1) January 24, 2008
(2) January 24, 2008
(3) January 24, 2008
(4) March 27, 2008

Subsequent to the period ended March 31, 2008, we filed reports on Form 8-K on the following dates:

(1) April 4, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHOS ENVIRONMENTAL, INC. (Registrant)

Date:May 15, 2008	By:	/s/ Enrique de Vilmorin
Enrique de Vilmorin
President and CEO