Form 10-Q
period 2008-06-30
Ethos Environmental, Inc.
filed 2008-08-14
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The registrant has 39,520,174 shares of common stock outstanding as of August 14, 2008.

Quarterly Report on FORM 10-Q
For The Period Ended
June 30, 2008

Ethos Environmental, Inc.

PART I.

Item 1.  FINANCIAL STATEMENTS
ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets

Current Assets:
Cash and cash equivalents	$ 133,971	$ 74,176
Accounts receivable-trade, net	7,147,495	5,951,275
Inventory, net	1,128,335	1,376,030
Other current assets	5,000	-
Total Current Assets	8,414,801	7,401,481
Property and Equipment, net	217,354	228,452
Other Assets	705,419	699,419
Total Assets	$ 9,337,574	$ 8,329,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$ 141,727	$ 223,891
Accrued liabilities	309,221	109,300
Notes payable	1,300,000	350,000
Notes payable-related party	195,997	246,521
Total Current Liabilities	1,946,945	929,712

Commitments:	-	-

Stockholders' Equity (Deficit):
Common stock, $.0001 par value 100,000,000 authorized
39,450,243 issued and outstanding	3,945	3,687
Additional Paid in Capital	37,496,371	35,615,040
Accumulated deficit	(30,109,687)	(28,219,087)
Total Stockholders' Equity (Deficit)	7,390,629	7,399,640
Total Liabilities and Stockholders' Equity (Deficit)	$ 9,337,574	$ 8,329,352

See notes to consolidated financial statements.

ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$ 1,286,884	$ 2,599,962	$ 2,391,352	$ 5,297,095
Cost of Goods Sold	404,424	785,297	751,613	1,709,941
Gross Profit	882,460	1,814,665	1,639,739	3,587,154

Operating Expenses
Depreciation (Other than Cost of Goods Sold)	2,134	5,280	4,273	10,273
Selling Expenses	85,420	200,226	173,430	328,929
General and Administrative	2,061,269	2,053,897	3,236,696	4,570,510
Debt Extinguishment		6,646,171	-	6,646,171
Total Operating Expenses	2,148,823	8,905,574	3,414,399	11,555,883

Loss from operations	(1,266,363)	(7,090,909)	(1,774,660)	(7,968,729)

Other Income (Expense)
Other income (loss)	-	35	2,500	35
Gain on Sale of Assets	-	47,929	-	179,003
Interest expense	(38,000)	(200,632)	(118,440)	(378,292)
	(38,000)	(152,668)	(115,940)	(199,254)

Income (loss) before provision for income taxes	(1,304,363)	(7,243,577)	(1,890,600)	(8,167,983)

Provision for income taxes	-	-	-

Net Income (Loss)	$ (1,304,363)	$ (7,243,577)	$ (1,890,600)	$ (8,167,983)

Basic and Diluted (Loss) per Common Share	$ (0.03)	$ (0.30)	$ (0.05)	$ (0.35)

Basic and Diluted Weighted Average
Shares Outstanding	38,747,181	23,763,000	37,925,961	23,570,744

See notes to consolidated financial statements

ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2006	23,107,687	$ 2,311	$ 11,560,535	$ (9,866,577)	$ 1,696,269

Common stock issued for cash	2,500,000	250	2,049,750	-	2,050,000

Common stock cancelled	(50,000)	(5)	5	-	-

Warrants issued for extinguishment of debt			6,646,171	-	6,646,171

Common stock issued for services	11,314,000	1,131	15,358,579	-	15,359,710

Net loss	-	-	-	(18,352,510)	(18,352,510)

Balance, December 31, 2007	36,871,687	3,687	35,615,040	(28,219,087)	7,399,640

Common stock issued for services and expense	2,578,556	258	1,881,331	-	1,881,589

Net Loss	-	-	-	(1,890,600)	(1,890,600)
Balance, June 30, 2008	39,450,243	$ 3,945	$ 37,496,371	$ (30,109,687)	$ 7,390,629

See notes to consolidated financial statements

ETHOS ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Operating Activities:
Net income (loss)	$(1,890,600)	$(8,167,983)
Adjustments to reconcile net income (loss) to net cash
Provided (used) by operating activities:	-	-
Gain on sale of assets	-	(179,003)
Depreciation	42,734	126,987
Common stock issued for services and expenses	1,881,589	3,875,710
Loss on Debt Extinguishment	-	6,646,171
Changes in Assets and Liabilities:
Accounts receivable	(1,196,220)	(3,627,776)
Inventory	247,695	87,506
Other current assets	(5,000)	(394,419)
Other assets	(6,000)	-
Accounts payable	(82,164)	286,454
Accrued liabilities	199,921	-
Net Cash Provided (Used) by Operating Activities	(808,045)	(1,346,353)

Investing Activities
Purchase of Property and Equipment	(31,636)	(190,983)
Net Cash Used by Investing Activities	(31,636)	(190,983)

Financing Activities:
Proceeds from Sale/Leaseback	-	737,968
Proceeds from Note Receivable	-	(23,100)
Proceeds from Note Payable	1,300,000	705,334
Repayment of Notes Payable	(350,000)	-
Repayment of Notes Payable-Related Party	(50,524)	65,124
Net Cash Provided by Financing Activities	899,476	1,485,326

	-	-
Net Increase in Cash	59,795	(52,010)

Cash at Beginning of Year	74,176	64,867
Cash at End of Year	$133,971	$12,857

Supplemental Disclosures:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Transactions:	$-	$-

ETHOS ENVIRONMENTAL, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three months ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

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

Accounts Receivable

Accounts receivable are stated at their principal balances, do not bear interest and are generally unsecured. Management considers all balances over 30 days old to be past due. However, if credit is extended management conducts a periodic review of the collectability of its accounts receivable. If an account is determined to be uncollectible based on historical experience and the current economic climate, an allowance is established and the account is written off against the allowance. The Company determined that an allowance of $111,362 at June 30, 2008 was necessary. At June 30, 2008, 71% of accounts receivable is due from one Latin American customer, and 19% are due from one U.S. customer.

Inventory

Inventory consists primarily of the Company's fuel reformulating product and is stated at the lower of cost or market.  At June 30, 2008, inventory consisted of $56,368 in finished goods and $1,071,967 in raw materials.

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

Since the Company did not issue stock options to employees during the year ended December 31, 2007 or 2006, nor during the six months ended June 30, 2008, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. There were 2,900,000 dilutive securities outstanding at June 30, 2008 and at June 30, 2007. The convertible feature of the Notes Payable is not included in the calculation of diluted earnings per share since it would not have an appreciable effect on the earnings per share.

Common Stock

During the three month period ended June 30, 2008, the Company issued 1,896,106 shares of stock for the payment of expenses valued at $1,175,201, and 206,578 shares of stock for services, valued at $87,515.

Note 2. New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  This statement refers to insurance enterprises and it is not anticipated that this statement will have an effect on the current method of reporting for the Company.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  It is not anticipated that this statement will have an effect on the current method of reporting for the Company.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  This statement addresses the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  The Company has not determined the impact this standard will have on its consolidated operating results or financial position upon adoption.

Note 3. Subsequent Events

On March 26, 2008, the Company issued a Secured Promissory Note in exchange for an aggregate amount of $1,000,000 cash investment received on January 1, 2008. The note matured and became due on July 30, 2008, as of the date of this report the Company has repaid and satisfied the Note in full. In order to do so, the Company received a Nonrecourse Loan in the amount of $500,000 from its Chief Executive Officer in order to satisfy the amount due and owing under the note.

On August 11, 2008, the Company entered into a Stock Purchase Agreement and a Note and Warrant Purchase Agreement with MKM Opportunity Master Fund, Limited, a Cayman Islands corporation a non-affiliated investors pursuant to which, in exchange for an aggregate payment of $600,000 in cash (the “Financing Transaction”). Pursuant to the terms of the Stock Purchase Agreement the Company sold 909,091 shares of the Company’s Common Stock for an aggregate purchase price of $300,000. In connection with the sales of Common Stock pursuant to the Stock Purchase Agreement, the Company entered into a Securities Purchase Agreement with Buyer whereby the Company sold one Unit in the aggregate principal amount of $300,000. The Unit included a convertible promissory note and a warrants to purchase in the aggregate 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Subsequent to the quarter ended June 30, 2008, there were no shares issued for expenses and 69,931 shares were issued for services.

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

Ethos Environmental manufactures and distributes Ethos FR, a unique combination of high-quality, non-toxic, specially designed esters that uses only the elements of carbon, hydrogen and oxygen. It significantly reduces emissions, fuel consumption, and engine maintenance costs. Ethos FR provides an immediate, cost-effective strategy for fighting air pollution caused by fossil fuels and the internal combustion engine. This combination of low molecular cleaning esters and the high molecular lubricating esters, reformulates any fuel whether it’s gasoline, diesel, methanol, ethanol, LNG, compressed natural gas or bio-diesel. When blended with fuels, Ethos FR reduces the emissions of hydrocarbons (HC), nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and other harmful products of combustion. Yet, the emission of O2 is significantly increased. An EPA registered laboratory, confirms that Ethos FR is 99.99976% clean upon ignition and cashless upon combustion. Ethos FR is free of carcinogens.

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
• 99.99976% cashless upon Combustion

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

A breakdown of this estimate is summarized as follows:

Based on further EIA published data, the following table* depicts domestic distillate fuel oil consumption by energy use for 2006.

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

As the following table indicates, over the past ten years, the average monthly spot price per barrel of oil (FOB) has increased dramatically from $11.35 in December 1998 to $133.88 in June 2008, and continues to rise.

1998	16.72	16.06	15.12	15.35	14.91	13.72	14.17	13.47	15.03	14.46	13.00	11.35
1999	12.51	12.01	14.68	17.31	17.72	17.92	20.10	21.28	23.80	22.69	25.00	26.10

2000	27.26	29.37	29.84	25.72	28.79	31.82	29.70	31.26	33.88	33.11	34.42	28.44
2001	29.59	29.61	27.24	27.49	28.63	27.60	26.42	27.37	26.20	22.17	19.64	19.39
2002	19.71	20.72	24.53	26.18	27.04	25.52	26.97	28.39	29.66	28.84	26.35	29.46
2003	32.95	35.83	33.51	28.17	28.11	30.66	30.75	31.57	28.31	30.34	31.11	32.13
2004	34.31	34.68	36.74	36.75	40.28	38.03	40.78	44.90	45.94	53.28	48.47	43.15

2005	46.84	48.15	54.19	52.98	49.83	56.35	59.00	64.99	65.59	62.26	58.32	59.41
2006	65.49	61.63	62.69	69.44	70.84	70.95	74.41	73.04	63.80	58.89	59.08	61.96
2007	54.51	59.28	60.44	63.98	63.45	67.49	74.12	72.36	79.91	85.80	94.77	91.69
2008	92.97	95.39	105.45	112.58	125.40	133.88
Source: U.S. Energy Information Administration

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

Following is a Management Report outlining the process and methodology of the testing of Ethos FR® for Allied Waste Services.

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

Customers

We have a very diversified customer list. Although we have many customers utilizing products, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements. Two U. S. customers accounted for approximately 90% of our revenues for the three and six months ended June 30, 2008.

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

Following is the Ethos FR® Material Safety Data Sheet (MSD

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Revenues

We recognized revenues of $1,286,884 for the three months ended June 30, 2008 compared to revenues of $2,599,962 for the same period in the prior year, a decrease of $ 1,313,078 or 51%.  The primary source of revenue for the period ended June 30, 2008 was from the sale of Ethos FR®.  During 2007, the Company had a large order of Ethos Bunker Fuel to Ecuador which was not repeated in the first quarter of 2008.

We recognized revenues of $ 2,391,352 for the six months ended June 30, 2008 compared to revenues of $ 5,297,095 for the same period in the prior year, a decrease of $ 2,905,743 or 55%.  The primary source of revenue for the period ended June 30, 2008 was from the sale of Ethos FR®.  During 2007, the Company had large orders of Ethos Bunker Fuel to Ecuador, totaling $4,450,205, which were not repeated in the first six months of 2008.

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

Gross Profit

Gross profit, defined as revenues less cost of goods sold, was $882,460 or 69% of sales for the three months ended June 30, 2008, compared to $1,814,665 or 70% of sales for the same period ended June 30, 2007. In terms of absolute dollars, gross profit decreased 51% for the three months ended June 30, 2008 compared to same period in the prior year due primarily to the reduction in gross revenue.

For the six month period ending June 30, 2008 gross profit was $1,639,739 or 69% of sales, compared to $3,587,154 or 68% of sales for the same period ended June 30, 2007. In terms of absolute dollars, gross profit decreased 54% for the six months ended June 30, 2008 compared to same period in the prior year due primarily to the reduction in gross revenue.

Cost of goods sold was $404,424 for the three months ended June 30, 2008, which represented 31% of revenues compared to $785,297 for the comparable period in the prior year, which represented 30% of revenues.

Cost of goods sold was $751,613 for the six months ended June 30, 2008, which represented 31% of revenues compared to $1,709,941 for the comparable period in the prior year, which represented 32% of revenues.

Operating Expenses

Our current operating expenses are comprised of costs associated with administrative, salary, marketing, legal and business development. We will have additional operating expenses for additional staff members as they are hired. We have allocated funds in our capital structure for our current expenses.

General and Administrative expenses incurred during the three months ended June 30, 2008 totaled $2,061,269. These expenses were incurred as follows:

Accounting, audit, bookkeeping and director fees	$55,688
Legal fees	$17,752
Business consulting fees	$15,000
Outside Services	$9,309
Office expenses	$131,865
Depreciation	$2,134
Stock Issued for expenses	$1,175,201
Stock Issued for services	$87,515
Salaries and Wage expense	$243,729
Taxes	$5,681
Rent	$206,072
Equipment Rental	$91,323
Research & Development	$20,000

Similar expenses incurred for the three months ended June 30, 2007 were $2,053,897 and were incurred primarily for expenses of a similar nature.

Also, for comparison purposes, there were 1,896,106 newly issued shares for the payment of expenses, and 206,578 shares newly issued for services during the three months ended June 30, 2008, compared to 483,500 shares issued for services during the three months ended June 30, 2007.  For the six months ended June 30, 2008, the shares issued were 2,265,428 and 313,128, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in general and administrative expenses. The amounts expensed for the three months ended June 30, 2008 and 2007 amounted to $20,000 and $7,500, respectively.

The company continues to strive to improve its products, packaging, etc., and to develop new products for the future.

Net Loss

We realized a net loss for the three months ended June 30, 2008 of $1,273,683 as compared to a net loss of $7,243,577 for the comparable prior year period.  For the six months ended June 30, 2008 and 2007, the Company realized net losses of $1,859,520 and $8,167,983, respectively.

NON-OPERATING INCOME AND EXPENSES

Non-operating income, net of expenses, decreased in the quarter ended June 30, 2008 to $0 versus $35 in 2007. Interest expense decreased to $38,400 during the 3 months ended June 30, 2008 from $200,632 the comparable period in 2007. The interest difference was directly associated with promissory notes issued during the quarter ended March 31, 2008 versus an interest only note in the amount of $4,750,000 during 2007.  The latter note was paid in October 2007.

Liquidity and Capital Resources

During the three months ended June 30, 2008, we had a working capital of $6,498,935 and stockholders’ equity of $7,421,707 compared to a working capital of $2,504,247 and stockholders’ equity of $4,050,165 during the comparable period in the prior year.

On June 30, 2008, the Company had $133,970 in cash, total assets of $9,337,573 and total liabilities of $1,915,865, compared to $12,857 in cash and $300,000 in restricted cash, total assets of $10,930,284 and total liabilities of $6,880,119 on June 30, 2007.

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

Loan Facilities

In exchange for an aggregate amount of $1,000,000 cash investment received on January 30, 2008, on March 26, 2008, the Company issued a Secured Promissory Note (the “Note”). The Note of $1,000,000 bears interest at 12% per annum. The note matured and became due on July 30, 2008, as of the date of this report the Company has repaid and satisfied the Note in full. In order to do so, the Company received a Nonrecourse Loan in the amount of $500,000 from its Chief Executive Officer in order to satisfy the amount due and owing under the Note.

Additionally, in exchange for an aggregate amount of $300,000 cash investment received on March 31, 2008, the Company issued a promissory note. The promissory note is in the original principal amount of $300,000 and bears interest at 12% per annum, which is payable monthly in arrears. The promissory note is due on March 31, 2009.

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

Throughout this “proof-of-concept” sales and marketing phase, gross sales for Ethos Environmental have consistently exceeded forecasts, reaching more than $1.78 million by the end of 2005, $4.77 million by the end of 2006 and $10.38 million in 2007. Even more significant growth is anticipated for 2008, with sales in established markets in the U.S., Asia, Latin America, Europe, Africa and Australia expected to top current forecasts. Furthermore, market implementation plans anticipate gross multi million sales in 2008 and beyond. These projections are based on the product’s proven ability to improve fuel efficiency while reducing emissions, the Company’s proven ability to penetrate new markets and build a solid base of loyal customers, and the world’s increasing costs in the petro-economic markets.

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

(c)           Changes in Internal Control Over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

The Company became a defendant in a lawsuit filed by Accutek, Inc. of Vista, CA for an outstanding balance on equipment purchased in the amount of $43,000.  The Company has filed a cross-complaint asserting that the contractual obligations of the supplier, Accutek were not fulfilled.  The proceeding is pending as of the date of this report.

The Company became a defendant in a lawsuit filed by Groovie Like A Movie in the amount of $19,950.  The Company has filed a cross-complaint claiming non-delivery of goods and services. The proceeding is pending as of the date of this report.

The Company also became a defendant in a lawsuit filed by the Bedrock Group in Arizona in May 2008.  Settlement negotiations are underway, and the Company expects to be able to settle this matter shortly.

ITEM 1(A). RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2008, Ethos Environmental, Inc. (the “Company”) entered into a Stock Purchase Agreement and a Note and Warrant Purchase Agreement (the ‘Purchase Agreements”) with MKM Opportunity Master Fund, Limited, a Cayman Islands corporation (the “Buyer”) a non-affiliated investors pursuant to which, in exchange for an aggregate payment of $600,000 in cash (the “Financing Transaction”).

Pursuant to the terms of the Stock Purchase Agreement the Company sold to Buyer 909,091 shares of the Company’s Common Stock for an aggregate purchase price of $300,000. In connection with the sales of Common Stock pursuant to the Stock Purchase Agreement, the Company entered into a Securities Purchase Agreement with Buyer whereby the Company sold to Buyer one Unit in the aggregate principal amount of $300,000. The Unit included (i) a convertible promissory notes (the “Note”) and (ii) a warrants to purchase in the aggregate 1,000,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.25 per share (the “Warrants”) (collectively the shares underlying the Stock Purchase, Note and Warrant are referred to herein as the “Securities”). Both Purchase Agreements contain standard representations, and warranties and affirmative and negative covenants. The Notes and the Warrants are described in greater detail below.

The Note carries a six month maturity date and the Buyer holds the right to convert thereafter at a rate of $0.25 per share, upon maturity the Note is equal to 120% of the face value, or $360,000. Thereafter if the Note is not satisfied or converted the Note shall carry 10% interest. The Notes also contain customary events of default.  The Warrants are exercisable for an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.75 per share prior. The Warrants may be exercised by the Investors by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the Warrants to satisfy payment of the exercise price.  Payment by such cancellation or surrender is deemed a “cashless exercise.”

The respective descriptions of (i) Stock Purchase Agreement (ii) the Notes, (ii) the Warrants and (iii) the Securities Purchase Agreements are brief summaries only and are qualified in their entirety by their respective terms set forth in each document, forms of which are filed as exhibits hereto.

The Securities offered in the Financing Transaction, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent the registration or an applicable exemption from the registration requirements of the Securities Act. The transactions contemplated by the Purchase Agreements are exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) and/or Regulation D thereunder. Pursuant to the Purchase Agreements, the Buyer made representations to the Company regarding their respective suitability to invest in the Private Placement, including, without limitation, that each Investor qualifies as an “accredited investor” as that term is defined under Rule 501(a) of the Securities Act. The Company did not engage in general solicitation in connection with the sale of the Securities.

This Current Report shall not constitute an offer to sell, the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

The Securities of Company common stock issued to the Buyer pursuant to the terms of the Financing Transaction were issued in reliance on Section 4(2) under the Securities Act and Regulation D promulgated thereunder in a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On March 26, 2008, the Company issued a 12% Secured Promissory Note (the “Applegate Note”) in favor of Patricia Applegate in the amount of $1,000,000. The note matured and became due on July 30, 2008, as of the date of this report the Company has repaid and satisfied the Applegate Note in full. The Company received a Nonrecourse Loan in the amount of $500,000 from its Chief Executive Officer in order to satisfy the amount due and owing under the Applegate Note.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
10.1	Note and Warrant Purchase Agreement	Filed herewith
10.2	Convertible Note	Filed herewith
10.3	Securities Purchase Agreement	Filed herewith
10.4	Common Stock Purchase Warrant	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

(b)           Reports on Form 8-K.

During the six months ended June 30, 2008, we filed the reports on Form 8-K on the following dates:

(1)            January 24, 2008
(2)            January 24, 2008
(3)            January 24, 2008
(4)            March 27, 2008
(5)            April 4, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHOS ENVIRONMENTAL, INC. (Registrant)

Date: August 14, 2008	By:	/s/ Enrique de Vilmorin
Enrique de Vilmorin
President and CEO