Form 10-Q
period 2008-09-30
Ethos Environmental, Inc.
filed 2008-11-19
CIK 1056598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
Carrillo Huettel, LLP
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

The registrant has 38,774,958 shares of common stock outstanding as of November 19, 2008.

Quarterly Report on FORM 10-Q
For The Period Ended
September 30, 2008

Ethos Environmental, Inc.

PART I.
Item 1.  FINANCIAL STATEMENTS

Ethos Environmental, Inc.

September 30, 2008

Ethos Environmental, Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)
	September 30, 2008 $ (unaudited)	December 31, 2007 $

ASSETS

Current Assets

Cash	32,889	74,176

Accounts Receivable, net of allowance of doubtful accounts	50,099	84,248

Inventory (Note 3)	291,441	602,399

Other Current Assets	5,000	–

Total Current Assets	379,439	760,823

Property and Equipment (Note 4)	87,806	118,916

Other Assets	405,417	399,419

Total Assets	872,652	1,279,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	337,343	223,891

Accrued Liabilities	156,772	109,300

Notes Payable (Note 5)	1,100,000	350,000

Demand Loan	–	246,521

Total Liabilities	1,594,115	929,712

Stockholders’ Equity (Deficit)

Common Stock (Note 6) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 41,581,140 and 37,998,562 common shares, respectively	4,158	3,800

Additional Paid-In Capital (Note 6)	47,504,281	44,779,632

Accumulated Deficit	(48,229,902)	(44,433,986)

Total Stockholders’ Equity (Deficit)	(721,463)	349,446

Total Liabilities and Stockholders’ Equity (Deficit)	872,652	1,279,158

Going Concern (Note 1)
Commitments and Contingencies (Note 8)
Subsequent Event (Note 9)
(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended September 30, 2008		For the Three Months Ended September 30, 2007		For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007
	$		$		$		$

Revenue		653,765		271,283		2,015,956		1,118,173

Cost of Sales		414,893		78,372		1,203,128		312,634

Gross Profit		238,872		192,911		812,828		805,539

Operating Expenses

Amortization Expense		2,134		7,924		6,407		18,197
Bad Debt Expense		–		–		205,119		–
General and Administrative		1,151,246		2,342,152		4,214,732		6,409,944
Extinguishment of Debt (Note 5)		–		–		–		6,646,171
Selling Expense		65,152		163,100		238,583		494,666

Total Operating Expenses		1,218,532		2,513,176		4,664,841		13,568,978

Total Operating Income (Loss)		(979,660)		(2,320,265)		(3,852,013)		(12,763,439)

Other Income (Expenses)

Interest Expense		(24,500)		(120,959)		(142,540)		(499,251)
Other Income		2,500		–		198,637		35
Gain on sale of assets (Note 9)		–		–		–		179,002

Net Loss		(808,023)		(2,441,224)		(3,795,916)		(13,083,653)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted		(0.02)		(0.09)		(0.10)		(0.51)

Weighted Average Shares Outstanding		41,049,677		26,832,801		39,726,085		25,428,820

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007
	$		$

Operating Activities

Net Loss		(3,795,916)		(13,083,653)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Amortization Expense		64,101		193,749
Bad Debt Expense		205,119		–
Common Stock Issued for Services		265,836		3,375,710
Common Stock Issued for Registration Rights		1,492,241		–
Gain on sale of property and equipment		–		(179,003)
Extinguishment of Debt		–		6,646,171
Impairment of Property and Equipment		–		1,550,000
Issuance of Share Purchase Warrants		666,930		–

Changes in operating assets and liabilities:

Accounts Receivable		(170,970)		266,524
Inventory		310,958		(614,648)
Other Assets		(10,998)		(25,435)
Accounts Payable and Accrued Liabilities		160,924		340,064

Net Cash Used In Operating Activities		(811,775)		(2,063,569)

Investing Activities

Purchase of Property and Equipment		(32,991)		(244,834)
Proceeds from Sale of Equipment		–		368,984

Net Cash Provided By (Used in) Investing Activities		(32,991)		124,150

Financing Activities

Proceeds from Sale and Leaseback of Property and Equipment		–		–
Proceeds from Issuance of Common Shares		300,000		2,000,000
Proceeds from Issuance of Note Payable		1,100,000		705,334
Proceeds from Related Parties		–		103,444
Repayment of Notes Receivable		–		(36,600)
Repayment of Note Payable		(350,000)		(500,000)
Repayment to Related Parties		(246,521)		(38,320)

Net Cash Provided By Financing Activities		803,479		2,233,858

Increase (Decrease) in Cash		(41,287)		294,439

Cash – Beginning of Period		74,176		64,867

Cash – End of Period		32,889		359,306

Supplemental Disclosures

Interest paid		–		–
Income tax paid		–		–

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

1.	Nature of Operations

Ethos Environmental, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 1926 as Omo Mining and Leasing Corporation.  On January 19, 1929, the Company changed its name to Omo Mines Corporation.  On November 14, 1936, the Company changed its name to Kaslo Mines Corporation.  On December 24, 1977, the Company changed its name to Victor Industries, Inc., focused on the development, manufacturing, and marketing of products related to zeolite, a metal used for the production of toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments.

On November 2, 2006, the Company signed and executed the Plan of Merger (the “Merger”) with Ethos Environmental, Inc., a company incorporated in the State of Nevada which manufactures and distributes fuel reformulating products that increase fuel mileage, reduce emissions, and maintain lower fuel costs.  Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding common shares of Ethos Environmental, Inc. in exchange for the issuance of 17,718,187 common shares of the Company.  As a result of the Agreement, the former owners of Ethos Environmental, Inc. hold approximately 97% of the issued and outstanding common shares of the Company.  The acquisition is, in substance, a capital transaction and is outside of the scope of SFAS No. 141, Business Combinations, and the acquisition has been accounted for as a continuation of the Ethos Environmental, Inc. business in accordance with EITF 98-3, Determining Whether a Non-Monetary Transaction Involves a Receipt of Productive Assets or a Business.  Under recapitalization accounting, Ethos Environmental, Inc. is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Victor Industries, Inc.

In addition, as part of the Merger agreement, the Company agreed to a reverse stock split of its’ issued and outstanding common shares at a rate of 1 for 1,200 common shares.  This reverse stock split was approved and finalized on November 16, 2006.  All common share amounts listed are shown subsequent to the reverse stock split.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine month period ended September 30, 2008, the Company recognized sales revenue of $2,015,956 but incurred a net loss of $3,795,916.  As at September 30, 2007, the Company had an accumulated deficit of $48,229,902.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to continue its operations to manufacture and distribute fuel reformulating products and raise additional capital financing, if necessary, to sustain operations.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)      Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and inventory, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2008 and December 31, 2007, the Company had no cash equivalents.

e)	Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.  As at September 30, 2008 and December 31, 2007, the Company recorded an allowance for doubtful accounts of $205,119 and $126,485, respectively.

f)	Inventory

Inventory is comprised of raw materials, work-in-progress, and finished goods of its fuel reformulating products and is recorded at the lower of cost or net realizable value on a first in first out (FIFO) basis. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. Shipping and handling costs are classified as a component of cost of sales in the statement of operations.

h)	Property and Equipment

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

i)	Revenue Recognition

The Company will recognize revenue from the sale of its fuel reformulating products in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured.

j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2007 and December 31, 2006, the Company did not record any comprehensive income or loss.

l)	Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, other current assets, other assets, accounts payable, and accrued liabilities were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)      Advertising Costs

Advertising costs are expensed as incurred and are recorded in the consolidated financial statements as selling expense.

o)      Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

p)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

q)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

q)	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.      Inventory

	September 30, 2008 $ (unaudited)	December 31, 2007 $

Raw Materials	255,177	267,278
Finished Goods	36,264	335,121

	291,441	602,399

4.      Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	September 30, 2008 $ (unaudited)	December 31, 2007 $
Building	2,712	136	2,576	–
Computers	238,546	162,334	76,212	1,155
Equipment	54,727	48,470	6,257	114,918
Furniture and Fixtures	25,570	22,809	2,761	2,843

	321,555	233,749	87,806	118,916

5.      Notes Payable

a)
On August 11, 2008, the Company entered into a Promissory Note Agreement (the “Note Agreement”) as part of a Stock Purchase Agreement (the “Purchase Agreement”) with a third party.  Under the terms of the Note Agreement, the Company issued a $300,000 promissory note was convertible into common shares of the Company at a rate of $0.25 per common share, and unsecured, due interest at 10% per annum only in the event if the note is not converted into common shares, and due February 11, 2009.

b)
On July 30, 2008, the Company issued a Nonrecourse Loan of $500,000 with the Chief Executive Officer of the Company and the proceeds were used to repay the Secured Promissory Note issued on March 26, 2008, and as disclosed in Note 5(c).  Under the terms of the Nonrecourse Loan, the amounts are unsecured, non-interest bearing, and due on demand.

c)
On March 31, 2008, the Company issued a promissory note (the “Note”) in exchange for cash proceeds of $300,000.  Under the terms of the Note, the amount is unsecured, due interest at 12% per annum, and is due on March 31, 2009.

d)
On March 26, 2008, the Company issued a Secured Promissory Note in exchange for cash proceeds of $1,000,000, which was unsecured, non-interest bearing, and due on July 30, 2008.  On July 30, 2008, the Secured Promissory Note was fully repaid.

6.	Common Shares

a)	On August 21, 2008, the Company issued 909,091 common shares of the Company at $0.33 per common share in a Stock Purchase Agreement, as noted in Note 5(a), for cash proceeds of $300,000.

b)	On August 15, 2008, the Company issued 25,000 common shares of the Company at $0.29 per common share for consulting services with a fair value of $7,250.

c)	On August 1, 2008, the Company issued 35,299 common shares of the Company at $0.32 per common share for services with a fair value of $11,296.

d)	On July 10, 2008, the Company issued 34,632 common shares of the Company at $0.38 per common share for services with a fair value of $13,160.

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Common Shares (continued)

e)	On June 17, 2008, the Company issued 100,000 common shares of the Company at $0.31 per common share for professional fees with a fair value of $31,000.

f)	On June 4, 2008, the Company issued 45,257 common shares of the Company at $0.44 per common share for services with a fair value of $19,913.

g)	On May 5, 2008, the Company issued 1,522,630 common shares of the Company at $0.51 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $776,541.

h)	On April 22, 2008, the Company issued 61,321 common shares of the Company at $0.60 per common share for services with a fair value of $36,793.

i)	On April 1, 2008, the Company issued 373,476 common shares of the Company at $0.70 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $261,433.

j)	On March 7, 2008, the Company issued 10,000 common shares of the Company at $0.90 per common share for professional fees with a fair value of $9,000.

k)	On February 20, 2008, the Company issued 369,322 common shares of the Company at $1.23 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $454,266.

l)	On February 20, 2008, the Company issued 36,050 common shares of the Company at $1.23 per common share for services with a fair value of $44,342.

m)	On January 25, 2008, the Company issued 20,500 common shares of the Company at $1.33 per common share for services with a fair value of $27,265.

n)	On January 7, 2008, the Company issued 40,000 common shares of the Company at $2.10 per common share for services with a fair value of $84,000.

7.	Share Purchase Warrants

In May 2007, the Company issued 1,900,000 share purchase warrants as part of the amendment of the loan agreement, as noted in Note 5(b) above.  Each warrant allows the warrant holder to purchase one additional common share of the Company at $2.50 per common share within three years of the signed date.  As at September 30, 2007, no share purchase warrants have been exercised.

During the nine months ended September 30, 2008, the Company issued the following share purchase warrants:

	Number of Warrants	Exercise Price
Balance – December 31, 2007	1,900,000	$2,50
Issued	1,000,000	$0.37
Issued	500,000	$0.30
Balance – September 30, 2008 (unaudited)	3,400,000	$1.55

As at September 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
1,000,000	$0.37	August 1, 2013
500,000	$0.30	October 1, 2013

3,400,000

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

8.      Commitments and Contingencies

a)
In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007.  For the nine months ended September 30, 2008, the Company incurred lease expense of $603,122 (December 31, 2007 - $126,000).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968.  Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month.  For the nine months ended September 30, 2008, the Company incurred lease expense of $273,970 (December 31, 2007 - $246,554).

The Company’s future annual minimum lease payments are as follows:

Amount $
December 31, 2008	1,174,860
December 31, 2009	900,891
December 31, 2010	809,568
December 31, 2011	809,568
December 31, 2012	782,784
Thereafter	7,434,000
11,911,671

9.      Subsequent Event

On October 16, 2008, we entered into a Settlement Agreement and General Mutual Release (the “Settlement Agreement”) with GreenBridge Capital Partners, IV, LLC, a Delaware limited liability company, (“GBCP”). In exchange for cancellation of the Registration Rights Agreement executed in August 2007, GBCP has agreed to accept 10,200,000 additional shares of Company common stock.

On September 11, 2008, in exchange for the surrender and cancellation of 13,600,000 shares of the Company’s common stock (the “Stock”) held by Enrique de Vilmorin, the Company agreed to assume a $500,000 secured promissory note (the “Old Note”) payable by Mr. de Vilmorin to Newport Investment Group Ltd (“Newport”). The 13,600,000 shares represented Mr. de Vilmorin’s entire position in the Company.

In furtherance of the Assumption Agreement, on October 16, 2008, the Company issued a new promissory note (the “New Note”) in the original principal amount of $500,000 to Newport. The New Note is due on October 1, 2009, and bears interest at the rate of 10% per annum. Newport agreed to waive all of its rights under the Old Note, including all rights to the Stock.

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

Esters as lubricants have already captured certain niches in the industrial market such as reciprocating air compressors and high temperature industrial oven chain lubricants. When one focuses on high temperature extremes and their telltale signs such as smoking, wear, and deposits, the potential applications for the problem solving ester lubricants are virtually endless.

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

Ethos FR is a multi-functional fuel reformulator. It is designed for use in all fuels to increase power and mileage, dissolve gums and varnishes, lubricate upper cylinder components and keep the entire fuel system clean and highly lubricated. It is recommended for use at 1 part in 1280, which is equal to 1 fluid ounce of Ethos FR per 10 gallons of fuel.

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

Fuel and Maintenance Costs Savings:

• Customers report on average increases in Miles-Per-Gallon between 7% and 19% Fleet-Wide
• Enhances Engine Performance by Reducing Heat Produced by Friction

Fines and Downtime are Reduced Due To Air Pollution:

• Reduces Toxic Emissions By 30% or More
• Free Of Carcinogens
• Non-Toxic & Non-Hazardous
• Not a Petrochemical
• 99.99976% Ashless upon Combustion

Repairs:

• Improves Combustion
• Cleans Fuel System
• Lubricates Moving Components
• Extends Engine Life by Reducing Friction
• Increases lubricity in engine oil by 10% when properly applied

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

While the debate on emissions reduction solutions continues, Ethos Environmental is making a difference in cleaning the air today while reducing fuel costs to its customers.  Extensive road tests by our customers that use Ethos FR® have shown that commercial fleets, on average, increase fuel mileage between 7% and 19% and reduce emissions by more than 30%.  Ethos FR® is non-toxic, non-hazardous and works with any fuel used in cars, trucks, buses, RV’s, ships, trains and generators.

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

Reverse Acquisition of Ethos

On November 2, 2006, as part of a two-step reverse merger, the Company merged with and into Victor Nevada, Inc. a newly incorporated entity for the purpose of redomiciling under the laws of the State of Nevada. Concurrently therewith, we completed the merger transaction with Ethos Environmental, Inc., a privately held Nevada corporation (“Ethos”). The Company was the surviving entity, and changed its name to Ethos Environmental, Inc. to more accurately reflect its new direction and business model.

Additional Corporate History

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

Ethos FR® has been proven through many thousands of miles of on-the-road testing. On average, customers report that they have achieved a 7% to 19% increase in fuel mileage, and more than a 30% reduction in emissions.

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

Ethos products reduce fuel emissions, benefiting the environment in two notable ways:

1.           Customers report that the use of Ethos products reduce engine exhaust emissions by 30% or more, including measurable reductions in the emission of hydrocarbons (HC), nitrogen oxides (Nox), and carbon monoxide (CO).  All of these emissions are highly toxic and detrimental to the environment.

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

Ethos products provide risk-free benefits with an economic gain to the client. To date, most customers have reported, either verbally or in writing, that they experienced a monetary gain on fuel savings, with all stating that they experienced an average improvement in mileage per gallon between 7% and 19%, depending on the fuel (gasoline or diesel), the vehicle used, and the individual driver’s practices and driving traits.

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

To combat this problem the U.S. Environmental Protection Agency developed a two-step plan to significantly reduce pollution from new diesel engines. (New Emission Standards for Heavy-Duty Diesel Engines Used In Trucks and Buses) (October 1997, EPA 420-F-97-016).  The first step set new emissions standards for diesel engines beginning in 2000. The second step sets even more stringent emission standards that became effective on January 1, 2007, combined with mandated reductions in the sulfur levels of all diesel fuel.

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

Ethos FR® and Ethos BFC are unique..  The primary task for the Company is to distinguish itself as an industry leader in the reduction of fuel costs and emission problems at a profit gain to the commercial user.  Part of the challenge before us is to differentiate Ethos products from two types of products in this industry, additives - that are purported to increase fuel mileage and oxygenates - which are mandated to lower emissions. Both provide short-term benefits at the price of long-term engine or environmental problems.

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
Marketing Strategy

Ethos products are ideally positioned to capitalize on regulatory pressure to tighten emissions standards.  Fuel is a significant operating cost for companies that use cars, trucks or vessel fleets in their daily business, especially where competitive markets make it difficult to pass along fuel increases. Every hike in the price of fuel hurts the profitability of that company.  For these businesses, obtaining better mileage offers a crucial competitive edge, and the goal of Ethos Environmental is to help them maximize their fuel use and maintain profitability.

From its earliest days, Ethos has focused on the product demonstration as the most effective means of introducing Ethos FR® to potential users. Through this demonstration process, we prove to each customer that they can realize the benefits of reduced emissions, smoother-running vehicles and lower maintenance costs at virtually no risk, because the reduction in fuel usage will more than cover the expense of using Ethos FR®. In fact, the addition of Ethos FR® will result in fuel savings beyond the cost of treatment, resulting in monetary gain to the user by extending the life of any particular vehicle.

Commercial fleets vary in size from a few to thousands of vehicles. Usually a fleet’s oldest and dirtiest vehicles, or vehicles out of warranty, are included in the demonstration. Such vehicles amplify the effectiveness of the products and help to ease any initial client objections regarding manufacturer warranties. Once the demonstration is underway, Ethos FR® products sell themselves, increasing fuel mileage between 7% and 19% and reducing emissions by more than 30% as reported by tests performed by our customers.  Once the effectiveness of the product has been established, a conscientious customer-service program ensures continued use.

The Ethos Environmental strategy has been to approach each market from the perspective of the customer’s strongest motivation, whether to reduce fuel costs, reduce engine emissions or to increase the longevity of a vehicle. From a marketing standpoint, it is most cost-effective for Ethos Environmental to focus on commercial fuel users that keep track of maintenance and operating expenses. These consumers are more sensitive to pressures from rising fuel costs and more concerned about meeting emissions standards.

Significant fuel costs will always be a marketing advantage for Ethos. Higher fuel prices decrease the cost to treat each gallon of fuel; resulting in even greater savings to Ethos clients.  The Company’s marketing strategy strengthens as the price of fuel increases.  Even where cost savings are a client’s primary motivator, the use of Ethos FR® identifies the user as an environmentally conscientious business. It also creates goodwill within the community through the reduction of unhealthy and unsightly exhaust emissions.

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

The results below are test results of customer experiences using Ethos FR®.  The results are for a fleet of trucks for Allied Waste. On our website are results for other customers, which may be viewed by visiting www.ethosfr.com. In most customer tests, they have reported a 7% to 19% cost saving, and an over 30% reduction in emissions.

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

In the last decade hundreds of thousands of miles in road tests have been conducted. Test after test, Ethos products have proven to reduce engine exhaust emissions by 30% and more, including measurable reductions in the emissions of hydrocarbons (HC), nitrogen oxides (NOx), carbon monoxide (CO), and sooty exhaust or particulate matter (PM). All of these emissions are highly toxic and as a result, fuel mileage increases have been significant, ranging from 7% to 19% fleet wide as reported by our customers.

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

Testing Data

In October 2008, the Company completed an SAE J1321 Type II fuel consumption test of Ethos FR performed by FERIC, a private, non-profit research and development organization and a division of FP Innovations, has verified that Ethos FR increases fuel efficiency and significantly reduces emissions.

When compared to a control vehicle following the rigorous testing protocol, the results concluded that Ethos FR successfully improved fuel efficiency and reduced harmful diesel emissions, as measured in opacity. In fact, the Ethos FR treated engine reduced emissions by 29.1% when compared to the baseline test.

The test results verify that the Ethos FR treated engine reduced fuel consumption, though the length and duration of the test did not provide the Ethos FR product sufficient mileage to achieve maximum results. In actual field results conducted by freight carriers, fuel efficiency improved by 7% to 19%, on average, as documented by fleet drivers. These actual field test periods have included a more typical mix of travel for heavy duty trucks, including longer runs, partial and/or lighter roads, and a higher amount of engine idling time -- all conditions where friction reduction has a direct relation to reducing fuel consumption.

As part of their Energotest 2008, a project which conducts controlled test-track studies of products for achieving higher fuel efficiency and lowering emissions in the transportation industry, FERIC tested Ethos FR. The testing protocol was based on the SAE J1321 Joint TMC/SAE Fuel Consumption Test Procedure - Type II. The vehicles used in the test were identical low-mileage 2006 Freightliner tractors, with Mercedes Benz 4000 engines. The tests were performed on a high speed test track, and the length of the test run was approximately 60 miles.

Also in October 2008, a test performed according to the listed ASTM (American Society of Testing & Materials) procedures with no modifications or deviations confirmed that Ethos FR increases lubricity in engine oil by 10% thereby allowing engines to run cooler and reduce friction, resulting in greater engine life. The test was performed by adding 1 ounce of Ethos FR per quart of oil, which is the dosage recommended on each bottle of Ethos FR. The facility that performed the test is an EPA approved laboratory.

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

Customers

Although we have many customers utilizing products, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 1, "Organization and Significant Accounting Policies: Revenue Recognition" of the consolidated financial statements.

Supply Arrangements

We presently obtain our raw materials from five (5) suppliers. However, these arrangements are not governed by any formal written contract. Accordingly, either party may terminate the arrangement at any time. If a supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), business and planned operations could be adversely affected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by current suppliers, or that, if comparable, products can be acquired under acceptable terms and conditions.

Vendors

We are not dependent upon any one vendor for our business.

Revenue and Fixed Assets

The Company’s revenue is generated in the United States and abroad through our San Diego, California office, which at present is our only operating office.  All of the fixed assets are located in the San Diego, California office.  In February, 2007, the Company entered into a sale and leaseback arrangement as outlined below under Loan Facilities. In October 2007, the Company completed the Commercial Property Purchase Agreement executed in August 2007, as reported on Form 8-K on August 13, 2007.

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

Notwithstanding the above, the Company is presently engaged in attempting to qualify its products, as necessary, with the California Air Resources Board (“CARB”), and obtain other testing and certifications as necessary to further establish the quality of our products.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses.

Following is the Ethos FR® Material Safety Data Sheet (MSDS)

Material Safety Data Sheet	**U.S. Department of Labor**
May be used to comply with OSHA's Hazard Communication Standard 29 CFR 1910.1200 Standard must be consulted for specific requirements	Occupation Safety and Health Administration (Non-Mandatory Form) Form Approved OMB No. 1218-0072
IDENTITY ETHOS FR - Fuel Reformulator	*Note: Blank spaces are not permitted. If any item is not applicable, or no information is available, the space must be marked to indicate that.*

Section I

Manufacturer's Name Ethos Environmental, Inc.	Emergency Telephone Number 619-575-6800
Address (Number, Street, City, State, and ZIP Code) 7015 Alamitos Avenue San Diego, CA 92154	Telephone Number For Information 619-575-6800 Date Prepared January 01, 2006
	Signature of Preparer (optional)

Section II - Hazardous Ingredients/Identity Information

Hazardous Components (Specific Chemical Identity; Common Names(s))	OSHA PEL	ACGIH TLV	Other Limits Recommended	% (optional)
Non-Hazardous				

Section III - Physical/Chemical Characteristics

Boiling Point	400 F	Specific Gravity (H20 = 1)	0.93
Vapor Pressure (mm Hg)	<1	Melting Point	N/A
Vapor Density (AIR = 1)	11.4	Evaporation Rate (Butyl Acetate = 1)	<1

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

Employees

As of November 18, we had seven (7) full time employees, we have five (5) consultants that dedicate a significant amount of time to our Company, and we hire part time employees on an as needed basis to assist in the production of our products.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Since inception in 2000, Ethos Environmental has grown its customer base on a world-wide basis. In addition to an effective and desirable product, the Company’s success also derives from the careful development and tenacious implementation of a structured marketing strategy.

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

During the 3rd quarter of 2008, the Company underwent a significant change in management as its former CEO and directors resigned, and new individuals were appointed in their place.  As a result, the Company is in the process of re-developing its marketing plans and strategy for the future.

Ethos anticipates being able to fully detail its new marketing plan and structure in its Form 10-K for the year ended 2008.

In the meantime, Ethos will continue to generate sales from existing revenue sources.

Results of Operations

The following financial data compares the balances as relates to the Company for the three and nine month periods ended September 30, 2008 and 2007.  The following discussion has been updated using the restated financial statement balances.

Revenues

During the three month period ended September 30, 2008, the Company recognized revenues of $653,765 compared with $271, 283 for the three months ended September 30, 2007, an increase of 141%.  The Company’s primary source of revenue is from the sale of Ethos FR®.  Other components of revenue include freight and service.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit for the three months ended September 30, 2008, defined as revenues less cost of goods sold, was $238,872 or 36.5% of sales compared with $192,911 or 71.1% for the three months ended September 30, 2007.  Gross profit for the nine months ended September 30, 2008 was $812,828 or 40.3% compared with $805,539 or 72.0% for the nine months ended September 30, 2007.  The decrease in the gross profit margin in fiscal 2008 compared to fiscal 2007 was attributed to increases in the cost of material, freight, and labour.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Depreciation Expense
For the nine months ended September 30, 2008, the Company incurred depreciation expense of $64,101, of which $56,177 is included in cost of goods sold, compared to $193,749 of which $175,552 is included in cost of goods sold for the nine months ended September 30, 2007.  The decrease in depreciation expense is attributed to the sale leaseback of the Company’s manufacturing facility and approximately $737,000 of manufacturing equipment during fiscal 2007.  The Company’s amortization policy is to amortize production and office equipment on a straight-line basis over a 5-year period, and amortize building costs straight-line basis over a 25-year period.

General and Administrative
For the three months ended September 30, 2008, the Company incurred general and administrative expense of $1,151,246 compared with $2,342,152 for the three months ended September 30, 2007.  The decrease in general and administrative expense is attributed to business consulting fees that were settled by the issuance of common shares with a fair value of $1,908,250 in fiscal 2007 compared with $31,706, with the remaining difference attributed to professional fees, office expenses, wages and salaries, directors fees, and outside services.

Selling Expense
For the three months ended September 30, 2008, the Company incurred selling expense of $65,152 compared with $163,100 for the three months ended September 30, 2007 and is related to marketing and business development expenditures that were settled by the issuance of common shares.  The decrease in selling expenses is attributed to the fact that the Company had limited cash flows during the period ended September 30, 2008.

Research and Development Costs
Research and development costs are charged to operations when incurred and are included in operating expenses as general and administrative expense or selling expense. For the three months ended September 30, 2008, research and development costs were $24,804 compared to $7,500 for the three months ended September 30, 2007.

The Company continues to strive to improve its products, packaging, etc., and develops new products for the future.

Other Income (Expenses)

Interest Expense
For the three months ended September 30, 2008, the Company incurred interest expense of $24,500 compared to $142,540 for the three months ended September 30, 2007.  The interest expense is associated with an interest-only loan of $4,750,000 that was used to finance the purchase of the Company’s building in fiscal 2007 that was paid off before fiscal 2008.

Net Loss

For the three months ended September 30, 2008, the Company incurred a net loss of $808,023 compared with a net loss of $2,441,224 for the three months ended September 30, 2007.  The decrease in the net loss is attributed to settlement of consulting services with common shares with a fair value of $31,706 in fiscal 2008 compared with $1,908,523 in fiscal 2007.  .

Common Shares

During the three months ended September 30, 2008, the Company issued 94,931 common shares to settle services incurred on behalf of the Company.  The fair value of the share issuances were based on the end-of-day closing share price of the Company’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB: ETEV).  Issuances during the three month period ranged from $0.29 – $0.38 per common share and the aggregate fair value of common shares issued during the three months ended September 30, 2008 was $31,706 which has been charged to operations as general and administrative expense.

Furthermore, during the three months ended September 30, 2008, the Company issued 909,091 common shares in a Stock Purchase Agreement for gross proceeds of $300,000.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $32,889, current assets of $379,439, total assets of $872,652, total liabilities of $1,594,115, and stockholders’ deficit of $721,463.

As at September 30, 2008, we had a working capital deficit of $1,214,676 compared with a working capital deficit of $168,889 for the year ended December 31, 2007.   The decrease in the working capital is attributed to the net issuance of $750,000 of promissory notes that were classified as a current liability given the fact that the terms of the notes were due on demand.

As at September 30, 2008, the Company had three outstanding promissory note of $1,100,000.

Cash Flows from Operating Activities

For the nine months ended September 30, 2008, the Company used $811,775 of cash flows for operating activities compared with $2,063,569 for the nine months ended September 30, 2007.  The increase in cash flows used for operations is attributed to net cash loss from operations of $1,101,689, normalized for non-cash items, compared with net cash loss from operations of $1,497,026 for the nine months ended September 30, 2007.  Furthermore, the Company had lower collection times on its accounts receivable, but was offset by net positive cash flows of $925,606 for inventory.

Cash Flows from Investing Activities

For the nine months ended September 30, 2008, the Company used $32,991 of cash flows for investing activities compared with net cash inflows of $124,150 for the nine months ended September 30, 2007.  The decrease in cash flows for investing activities is attributed to the proceeds received from the sale leaseback of the Company’s manufacturing facility.

Cash Flows from Financing Activities

During the nine months ended September 30, 2008, the Company received proceeds of $803,479 from cash flows from financing activities compared with $2,233,858 for the nine months ended September 30, 2007.  The decrease in cash flows received from financing activities is attributed to proceeds received from issuance of common shares of $300,000 in fiscal 2008 compared with $2,000,000 in fiscal 2007 offset by cash flows received from promissory notes of $1,100,000 in fiscal 2008 compare with $705,334 in fiscal 2007.

Loan Facilities

On August 11, 2008, the Company entered into a Promissory Note Agreement (the “Note Agreement”) as part of a Stock Purchase Agreement (the “Purchase Agreement”) with a third party for proceeds of $300,000.  Under the terms of the Note Agreement, the note is unsecured, due interest at 10% per annum only in the event if the note is not converted into common shares, and due February 11, 2009.

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

Going Concern

As at September 30, 2008, the Company had a cash balance of $32,889.  For the nine months ended September 30, 2008 and 2007, the Company recorded sales revenue of $2,015,956 and $1,118,173 and had gross profit of $812,828 and $805,539, respectively.  Despite the increase in sales revenue, the Company recorded a net loss of $3,795,916 for the nine months ended September 30, 2008.  In addition, as at September 30, 2008, the Company had a working capital deficit of $1,214,676.

Based on the above factors, there is substantial doubt regarding the Company’s ability to continue as a going concern.  The continuation of the Company as a going concern is dependent on the continuation of the Company’s profitability from its’ operations, continued financial support from its shareholders, and the ability to raise additional equity or debt financing to sustain operations.  The consolidated financial statements presented in the Form 10-K/A does not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Use of Estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and inventory, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition
The Company will recognize revenue from the sale of its fuel reformulating products in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured.

Stock-Based Compensation
The Company records stock-based compensation in accordance with SFAS No. 123R “Share-Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The adoption of this standard is not expected to have a significant effect on the Company’s consolidated financial statements.

ITEM 4(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

Specifically, we have noted the following material weaknesses and significant deficiencies in our internal controls over financial reporting and disclosure:

• we do not have sufficient segregation of duties in our day-to-day operations and have not implemented compensating controls to offset the material weaknesses noted;
• we have noted material weaknesses with respect to the authorization and posting of general transactions, including transactions relating to sales invoices, general expenditures, and capital transactions;
• we have noted material weaknesses with respect to our financial reporting process, most notably our internal audit functions;
• we have noted material weaknesses with respect to our corporate governance and control environment, as noted by restatements of our financial statements from December 31, 2006 to June 30, 2008 due to material misstatements noted in unsupported sales invoices, property and equipment purchases for personal rather than corporate use, and the accounting treatment of stock sales involving previously issued stock.  We have restated all financial statements from December 31, 2006 to June 30, 2008.

(b) Management`s Annual Report on Internal Control Over Financial Reporting

We have noted material weaknesses and significant deficiencies in our internal controls over financial reporting as a result of material misstatements relating to our financial statements from December 31, 2006 to June 30, 2008 as outlined above.  For more information on the material weakness, refer to Item 8 of Form 10-K/A for the year ended December 31, 2007 as filed on November 18, 2008.

(c) Changes in Internal Control Over Financial Reporting

Other than the creation of an Audit Committee on September 25, 2008, there were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Due to the material weaknesses and significant deficiencies noted above, management and the Board of Directors are currently working to remediate all noted weaknesses and deficiencies, as evidenced by the creation of an Audit Committee responsible for financial reporting and oversight.  Subsequent to the quarter ended September 30, 2008, the Company retained a financial statement consulting firm specializing in Section 404 of the Sarbanes-Oxley Act to ensure that we implement necessary controls and procedures to mitigate the material weaknesses and significant deficiencies identified.

PART II.

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

During 2007, the company became a defendant in a lawsuit filed by Accutek, Inc. of Vista, CA for an outstanding balance on equipment purchased in the amount of $43,000.  The company  has filed a cross-complaint asserting that the contractual obligations of the supplier, Accutek were not fulfilled.  The case was still open at September 30, 2008.

During 2007, the company became a defendant in a lawsuit filed by Groovie Like A Movie in the amount of $19,950.  This lawsuit has been settleed in October 2008.

During 2008, the Company became a defendant in a lawsuit filed by a shareholder in Arizona State Court.  The Company anticipates being able to settle this lawsuit during the fourth quarter of 2008.

ITEM 1(A). RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as detailed in the Form 8-Ks filed during the quarter ended September 30, 2008, and in the Form 10-Q for the quarter ended June 30, 2008, the Company entered into the following transactions during the quarter ended September 30, 2008.

On September 25, 2008, MKM Opportunity Master Fund, Limited (the “Subscriber”) purchased from the Company, on the basis of the representations and warranties and subject to the terms and conditions set forth in the Private Placement Subscription Agreement (the “Subscription Agreement”) attached hereto as Exhibit 10.1, 750,000 common shares in the capital of the Company (the “Shares”) at the price of US$0.20 per Share and warrants to purchase 500,000 shares of Common Stock in the Company for a period of five years at a strike price of $0.30 per share (the “September Warrant” attached as Exhibit 10.2) for the total purchase price of $150,000.

In addition, as part of the Private Placement Subscription Agreement, the Subscriber waived its anti-dilution protection that it received as part of its $300,000 Note and $300,000 common stock purchase from August 11, 2008.  In exchange for such waiver, the Subscriber’s strike price of its Common Stock Purchase Warrant dated August 11, 2008 for 1,000,000 shares was lowered from $0.75 per share to $0.37 per share.

On August 11, 2008, Ethos Environmental, Inc. (the “Company”) entered into a Stock Purchase Agreement and a Note and Warrant Purchase Agreement (the ‘Purchase Agreements”) with MKM Opportunity Master Fund, Limited, a Cayman Islands corporation (the “Buyer”) a non-affiliated investors pursuant to which, in exchange for an aggregate payment of $600,000 in cash (the “Financing Transaction”).

Pursuant to the terms of the Stock Purchase Agreement the Company sold to Buyer 909,091 shares of the Company’s Common Stock for an aggregate purchase price of $300,000. In connection with the sales of Common Stock pursuant to the Stock Purchase Agreement, the Company entered into a Securities Purchase Agreement with Buyer whereby the Company sold to Buyer one Unit in the aggregate principal amount of $300,000. The Unit included (i) a convertible promissory notes (the “Note”) and (ii) a warrants to purchase in the aggregate 1,000,000 shares of the Company’s common stock (the “Common Stock”) at an exercise price of $0.75 (reduced to $0.37 per above) per share (the “Warrants”) (collectively the shares underlying the Stock Purchase, Note and Warrant are referred to herein as the “Securities”). Both Purchase Agreements contain standard representations, and warranties and affirmative and negative covenants. The Notes and the Warrants are described in greater detail below.

The Note carries a six month maturity date and the Buyer holds the right to convert thereafter at a rate of $0.25 per share, upon maturity the Note is equal to 120% of the face value, or $360,000. Thereafter if the Note is not satisfied or converted the Note shall carry 10% interest. The Notes also contain customary events of default.  The Warrants are exercisable for an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.75 (reduced to $0.37 per above) per share prior. The Warrants may be exercised by the Investors by making payment in full of the exercise price either in cash or by written instruction directing the Company to cancel or surrender a portion of the Warrants to satisfy payment of the exercise price.  Payment by such cancellation or surrender is deemed a “cashless exercise.”

The respective descriptions of the (i) Subscription Agreement, (ii) the September Warrant, (iii) Stock Purchase Agreement (iv) the Notes, (v) the Warrants and (vi) the Securities Purchase Agreements are brief summaries only and are qualified in their entirety by their respective terms set forth in each document, forms of which are filed as exhibits to the Company’s Form 10-Q filed on August 14, 2008, other than the Subscription Agreement and September Warrant which are filed as exhibits to this report.

The Securities offered in the Financing Transaction, the Subscription Agreement and the September Warrant, have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent the registration or an applicable exemption from the registration requirements of the Securities Act. The transactions contemplated by the foregoing documents are exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) and/or Regulation D thereunder. Pursuant to the foregoing documents, the buyer made representations to the Company regarding their respective suitability to invest in the private placement, including, without limitation, that each investor qualifies as an “accredited investor” as that term is defined under Rule 501(a) of the Securities Act. The Company did not engage in general solicitation in connection with the sale of the securities.

This report shall not constitute an offer to sell, the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

The securities of Company common stock issued to the buyer pursuant to the terms of the Financing Transaction, the Subscription Agreement and the September Warrant were issued in reliance on Section 4(2) under the Securities Act and Regulation D promulgated thereunder in a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The Company’s form 8-K filed on October 20, 2008 is incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
10.1	Subscription Agreement	Filed herewith.
10.2	Common Stock Purchase Warrant	Filed herewith.
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously Filed.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith.
32.1	Section 1350 Certification (CEO)	Filed herewith.
32.2	Section 1350 Certification (CFO)	Filed herewith.

(b)           Reports on Form 8-K.

During the period ended September 30, 2008, we filed the reports on Form 8-K on the following dates:

(1) September 11, 2008

Subsequent to the period ended September 30, 2008, we filed reports on Form 8-K on the following dates:

(1) October 21, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETHOS ENVIRONMENTAL, INC. (Registrant)

Date: November 19, 2008	By:	/s/ Corey P. Schlossmann
Corey P. Schlossmann
President and CEO