Form 10KSB/A
period 2007-12-31
Ethos Environmental, Inc.
filed 2008-11-20
CIK 1056598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
Amendment #1

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

Index

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Revenues for year ended December 31, 2007: $ 1,355,141.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $ 20,541,157 as of December 31, 2007 based upon the average bid and asked price of the registrant’s common stock on the Over the Counter Bulletin Board.

Number of shares of the registrant’s common stock outstanding as of December 31, 2007 was: 37,998,562.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

All reports filed by the Registrant during 2007, and through the date of filing of this Annual Report.

Index

ETHOS ENVIRONMENTAL, INC.
ANNUAL REPORT ON FORM 10-KSB/A

FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX

PART I		Page No.
Item 1.	Description of Business	6
	The Company
	Products
	Trademarks
	Significant Events
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation	24
Item 7.	Financial Statements	30
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	50
Item 8A(T).	Controls and Procedures	50
Item 8B.	Other Information	53

PART III
Item 9.	Directors, Executive Officers and Corporate Governance
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits	54
Item 14.	Principal Accountant Fees and Services	54

Index

EXPLANATORY NOTE:

We are filing this first amendment to our Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “2007 Form 10-K”) to restate our consolidated financial statements for the years ended December 31, 2007 and 2006. In the course of preparing our interim financial statements for our quarterly report on Form 10-Q to be filed with the Securities and Exchange Commission (“SEC”) for the quarter ended September 30, 2008, we discovered a misclassification of accounts receivable, associated revenue and other accounting irregularities resulting in a material misstatement of our 2007 interim financial statements for the previously reported quarters and annual financial statements for the years ended December 31, 2007 and 2006 (collectively, the “Affected Financial Statements”). The restatements in the Affected Financial Statements has had a negative effect on our previously reported net change in cash and cash equivalents and a significant impact on our previously reported consolidated balance sheets and consolidated statements of operations contained in the Affected Financial Statements.

The restatement of our consolidated financial statements as a result of the errors described above has led our management to conclude that a material weakness existed in our internal control over financial reporting as of December 31, 2007, and that Management’s Report on Internal Control over Financial Reporting should also be restated. Accordingly, this amended filing includes a revised ITEM 8A(T). CONTROLS & PROCEDURES that reflects management’s conclusion that our internal control over financial reporting was not effective at December 31, 2007 for reasons in addition to those previously discussed.

In accordance with the rules of the SEC, the affected items of the 2007 Form 10-K, “Item 1. Description of Business,” “Item 6. Management’s Discussion of Financial Condition and Results of Operations,” “Item 7. Financial Statements,” “Item 8A(T). Controls and Procedures,” and “Item 14. Principal Accountant Fees & Services” are being amended and completely restated. No other items have been amended and, as such, are not included herein.

No attempt has been made in this Form 10-KSB/A to update other disclosures presented in the 2007 Form 10-KSB as originally filed except as described above or as required to reflect the effects of the restatement. This Form 10-KSB/A does not reflect events occurring after the filing of the 2007 Form 10-K or modify or update those disclosures, including the exhibits to the 2007 Form 10-K affected by subsequent events; however, this Form 10-K/A includes as Exhibits 31.1, 31.2 and 32 new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the 2007 Form 10-K, including any amendments to those filings.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

The procedures utilized by Green Fleet Associates were as follows:

1.) Every CFA report that was obtained from every location for every time period as reviewed line-by-line, vehicle-by-vehicle to assure the validity of the data.  Any obvious anomalies were highlighted on the raw CFA report.
2.) This raw data from the CFA report was transferred to a spreadsheet in order to facilitate ongoing side-by-side, vehicle-by-vehicle comparisons of baseline to test period data.  Any anomalies or missing data for any vehicle was highlighted on the spreadsheet for reach comparative period.
3.) A true “apples-to-apples” comparison was obtained for each time period by removing all highlighted items.

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

Index

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

Index

Employees

As of December 31, 2007, we had ten (10) full time employees, we had seven (7) consultants that dedicate a significant amount of time to our Company, and we hire part time employees on an as needed basis to assist in the production of our products.

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
Index

PART II

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

Results of Operations and Analysis of Financial Condition

Results of Operations

The following financial data compares the balances as relates to Ethos Environmental, Inc. for the fiscal years ended December 31, 2007 and 2006.  The following discussion has been updated using the restated financial statement balances.

Revenues

During the year ended December 31, 2007, the Company recognized revenues of $1,355,141 compared with $1,521,166 for the year ended December 31, 2006, a decrease of 10.9%.  The decrease in overall sales revenue reflects the fact that the Company focused its efforts on the development of its internal processes rather than marketing of its products and finding new customers and distributors.  The Company’s primary source of revenue is from the sale of Ethos FR®.  Other components of revenue include freight and service.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit for the year ended December 31, 2007, defined as revenues less cost of goods sold, was $610,005 or 45.0% of sales compared with $1,064,995 or 70.0% for the year ended December 31, 2006.  The decrease in gross profit margin was due to recognition of amortization expense of its building and certain manufacturing equipment throughout fiscal 2007 compared with only partial year during fiscal 2006 along with a $224,751 write-down in inventory to adjust to physical inventory value.

Index

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Depreciation Expense

For the year ended December 31, 2007, the Company incurred depreciation expense of $201,092 compared to $292,096 for the year ended December 31, 2006.  The decrease in depreciation expense was attributed to the sale leaseback of the Company’s building and certain manufacturing equipment during 2007.  The Company’s amortization policy is to amortize production and office equipment on a straight-line basis over a 5-year period, and amortize building costs straight-line basis over a 25-year period.  The majority of the depreciation expense for the years ended December 31, 2007 and 2006 was charged to cost of sales as the assets used were directly resulting in the production of revenue-producing goods.

General and Administrative

For the year ended December 31, 2007, the Company incurred general and administrative expense of $17,655,463 compared with $12,925,739 for the year ended December 31, 2006.  The increase in general and administrative expense is attributed to the issuance of share purchase warrants in May 2007 to replace the convertibility feature of its Promissory Note secured by the purchase of the Company’s building that resulted in a charge to operations of $6,646,171 for the fair value of the warrants using Black-Scholes Option Pricing Model.

Selling Expense

For the year ended December 31, 2007, the Company incurred selling expense of $6,861,554 compared with $4,609,910 for the year ended December 31, 2006 and is related to marketing and business development expenditures that were settled by the issuance of common shares with a fair value of $4,500,000.  In fiscal 2007, the Company limited its selling expense based on the fact that the Company’s focus was on internal operations and strategic development rather than marketing and promotion of the Company’s products.

Other Income (Expenses)

Interest Expense

For the year ended December 31, 2007, the Company incurred interest expense of $618,084 compared with $620,244 for the year ended December 31, 2006.  Interest expense is associated with an interest-only loan of $4,750,000 that was used to finance the purchase of the Company’s building and the sale-leaseback of the building.

Other Income

During the year ended December 31, 2007, the Company recorded other income of $390,206 compared with $730,813 for the year ended December 31, 2006.  Other Income in fiscal 2007 was related to the proceeds from the sale leaseback transactions for its manufacturing facility and certain manufacturing equipment whereas Other Income for fiscal 2006 was attributed to $670,200 from the settlement of debt with one of the Company’s vendors.

Net Loss

For the year ended December 31, 2007, the Company incurred a net loss of $24,582,613 compared with a net loss of $16,474,909 for the year ended December 31, 2006.  The increase in the net loss is attributed to the fair value of share purchase warrants of $6,646,171 which was charged to operations in May 2007, and a  decrease of $454,990 in gross margins resulting from lower sales revenue.

Index

Common Shares

During the year ended December 31, 2007, the Company issued 11,214,000 common shares to settle services incurred on behalf of the Company and issued 2,500,000 common shares for cash proceeds of $2,050,000.

In August 2007, the Company issued 2,500,000 common shares to Greenbridge Capital Partners (“Greenbridge”) as part of the sale leaseback transaction where the Company sold the rights to its’ manufacturing facility to Greenbridge and 2,500,000 common shares in exchange for proceeds of $7,875,000.  The sale price was allocated as $5,825,000 to the building and $2,050,000 to the common shares as fair value under a arms-length transaction.

Of the common shares issued for settlement of services, 5,000,000 common shares were issued to Enrique de Vilmorin, the Company’s Chief Executive Officer for the year ended December 31, 2007 and as at September 5, 2008 before his resignation.  The common shares were issued as part of compensation for his duties as President, Chief Executive Officer, and Directors of the Company and were issued at the closing share price of  $0.95 per common share which represented a fair value of $4,750,000.

The remaining 6,214,000 common shares were issued for consulting services and professional fees at varying periods throughout the year and were assessed at fair value using the end-of-day share price of the Company’s common stock.  Share issuances ranged from $0.95 - $5.00 per common share and the 6,914,000 common shares were reported at a fair value of $8,464,960.

 Liquidity and Capital Resources

At December 31, 2007, we had cash of $74,178, current assets of $760,823, total assets of $1,279,158, total liabilities of $929,712, and stockholders’ equity of $349,446.

As at December 31, 2007, we had a working capital deficit of $168,889 compared with a working capital deficit of $4,838,812 for the year ended December 31, 2006.   The increase in the working capital was attributed to the payment and settlement of a $4,750,000 Promissory Note (the “Note”) that was used to finance the acquisition of the building, which is recorded as a current liability for the year ended December 31, 2006.

Subsequent to December 31, 2006, the Company and the lender agreed to modify the Note and extended the due date from January 2007 to March 31, 2009, and a reduction of the interest rate from 14% per annum to 12% per annum.  Furthermore, the original conversion feature of the promissory note was replaced by a share purchase warrant which allows the warrant holder to purchase up to 1,900,000 common shares of the Company at an exercise price of $2.50 per common share expiring March 31, 2010.  The transaction has been filed in a Form 8-K on May 24, 2007.

Cash Flows from Operating Activities

For the year ended December 31, 2007, the Company used $3,454,124 of cash flows for operating activities compared with $1,737,600 for the year ended December 31, 2006.  The increase in cash flows used for operations are attributed to net cash loss for the year ended December 31, 2007 of $2,592,859 compared with net cash loss of $1,219,075 for the year ended December 31, 2006.  Furthermore, the Company had slower turnover with respect to collection of accounts receivable and had higher net purchases of inventory given the fact that sales revenue decreased by over 10% for the year ended December 31, 2007.

Index

Cash Flows from Investing Activities

For the year ended December 31, 2007, the Company received cash flows of $6,034,731 for investing activities compared with cash outflow of $6,359,285 for the year ended December 31, 2006.  The increase in cash flows provided by investing activities is attributed to the net proceeds from the sale leaseback transactions of its building and manufacturing equipment during fiscal 2007 of $6,233,411 whereas in fiscal 2006, the Company purchased a building for the Company’s office and production totaling approximately $5,820,000 in addition to purchases of additional office equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2007 the Company used cashflow of $2,571,298 for financing activities compared with cash inflows of $7,663,254 for the year ended December 31, 2006.  During the year, the Company incurred $5,167,819 for the repayment of two promissory notes that were issued for the purchase of the Company’s building in 2006.  In fiscal 2006, the cash flows received from financing activities were attributed to the issuance $4,750,000 for the purchase of the Company’s building, capital contributions of $957,616 and the issuance of 776,225 common shares of the Company for cash proceeds of $1,550,819.

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

Inflation has not significantly impacted the Company’s operations.

Going Concern

As at December 31, 2007, the Company had a cash balance of $74,178.  For the years ended December 31, 2007 and 2006, the Company recorded sales revenue of $1,355,141 and $1,521,166 and had gross profit of $610,005 and $1,064,995, respectively.  The Company recorded a net loss of $24,582,613 for the year ended December 31, 2007 compared with a net loss of $16,474,909 for the year ended December 31, 2006.

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

Index

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

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Index

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As such, the Company is required to adopt these provisions effective this fiscal year end. The adoption of this statement has no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Index

Item 7.    Financial Statements

Ethos Environmental, Inc.

December 31, 2007

Index

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ethos Environmental Inc.

We have audited the accompanying restated consolidated balance sheets of Ethos Environmental Inc. as of December 31, 2007 and December 31, 2006, and the related restated consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethos Environmental Inc. as of December 31, 2007 and December 31, 2006, and the related restated consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $24,582,613 and $16,474,909, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
November 19, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Index

Ethos Environmental, Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)
	December 31, 2007 $ (Restated – Note 11)	December 31, 2006 $ (Restated – Note 11)

ASSETS

Current Assets

Cash	74,176	64,867

Accounts Receivable, net of allowance of doubtful accounts	84,248	295,932

Inventory (Note 3)	602,399	410,915

Other Current Assets	–	19,900

Total Current Assets	760,823	791,614

Property and Equipment (Note 4)	118,916	6,354,740

Other Assets	399,419	5,000

Total Assets	1,279,158	7,151,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	223,891	311,119

Accrued Liabilities	109,300	101,488

Notes Payable (Note 5)	350,000	5,167,819

Demand Loan (Note 5(a))	246,521	50,000

Total Liabilities	929,712	5,630,426

Stockholders’ Equity

Common Stock (Note 6) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 37,998,562 and 24,334,562 common shares, respectively	3,800	2,434

Additional Paid-In Capital (Note 6)	44,779,632	21,369,867

Accumulated Deficit	(44,433,986)	(19,851,373)

Total Stockholders’ Equity	349,446	1,520,928

Total Liabilities and Stockholders’ Equity	1,279,158	7,151,354

Going Concern (Note 1)
 Commitments (Note 9)
 Restatement (Note 12)
Subsequent Events (Note 13)

(The accompanying notes are an integral part of these consolidated financial statements)

Index

Ethos Environmental, Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)
	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
	$ (Restated – Note 11)	$ (Restated – Note 11)

Revenue	1,355,141	1,521,166

Cost of Sales	745,136	456,471

Gross Profit	610,005	1,064,995

Operating Expenses

Amortization Expense	20,193	18,865
Bad Debt Expense (Note 2(d))	427,530	–
General and Administrative	17,655,463	12,925,739
Impairment of Property and Equipment	–	36,728
Selling Expense	6,861,554	4,609,910

Total Operating Expenses	24,964,740	17,591,242

Total Operating Loss	(24,354,735)	(16,526,547)

Other Income (Expenses)

Interest Expense	(618,084)	(620,244)
Other Expense	–	(58,931)
Other Income	390,206	730,813

Net Loss	(24,582,613)	(16,474,909)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.87)	(0.78)

Weighted Average Shares Outstanding	28,197,683	21,188,318

(The accompanying notes are an integral part of these consolidated financial statements)

Index

Ethos Environmental, Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
	$ (Restated – Note 11)	$ (Restated – Note 11)

Operating Activities

Net Loss For The Year	(24,582,613)	(16,474,909)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Amortization Expense	201,093	292,096
Bad Debt Expense	427,530	–
Common Stock Issued for Services	13,214,960	14,927,010
Impairment from Sale Leaseback of Building	1,500,000	–
Impairment from Sale of Property and Equipment	–	36,728
Share Purchase Warrants Issued for Debt Extinguishment	6,646,171	–

Changes in operating assets and liabilities:

Accounts Receivable	(215,846)	(5,875)
Inventory	(191,484)	(151,351)
Other Assets	(374,519)	67,209
Accounts Payable and Accrued Liabilities	(79,416)	(428,508)

Net Cash Used In Operating Activities	(3,454,124)	(1,737,600)

Investing Activities

Purchase of Property and Equipment	(198,680)	(6,359,874)
Proceeds on Sale of Equipment, net	6,233,411	589

Net Cash Provided By (Used in) Investing Activities	6,034,731	(6,359,285)

Financing Activities

Proceeds from Capital Contribution	–	957,616
Proceeds from Issuance of Common Shares	2,050,000	1,550,819
Proceeds from Issuance of Note Payable	350,000	5,167,819
Proceeds from Related Parties	196,521	50,000
Repayment of Note Payable	(5,167,819)	(13,000)
Repurchase of Common Shares	–	(50,000)

Net Cash Provided By (Used In) Financing Activities	(2,571,298)	7,663,254

Increase (Decrease) in Cash	9,309	(433,631)

Cash – Beginning of Period	64,867	498,498

Cash – End of Period	74,176	64,867

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Index

Ethos Environmental, Inc.
Consolidated Statement of Stockholders’ Equity
From January 1, 2005 to December 31, 2007
(expressed in U.S. dollars)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – December 31, 2004	17,609,992	1,761	3,805,764	(2,324,827)	1,482,698

Issuance of common shares for cash	5,108,395	511	175,689	–	176,200

Net loss for the year	–	–	–	(1,051,637)	(1,051,637)

Balance – December 31, 2005	22,718,387	2,272	3,981,453	(3,376,464)	607,261

Repurchase of common shares	(5,000,200)	(500)	(49,500)	–	(50,000)

Recapitalization Transaction

Shares of Victor Industries Inc.	479,500	48	(48)	–	–

Net assets assumed in recapitalization	–	–	3,131	–	3,131

Capital Contribution	–	–	957,616	–	957,616

Issuance of common shares to settle services	4,910,000	491	13,574,499	–	13,574,990

Issuance of common shares for cash	776,225	78	1,550,741	–	1,550,819

Issuance of common shares for services	350,650	35	751,985	–	752,020

Issuance of common shares for services	100,000	10	599,990	–	600,000

Net loss for the year	–	–	–	(16,474,909)	(16,474,909)

Balance – December 31, 2006 (Restated – Note 11)	24,334,562	2,434	21,369,867	(19,851,373)	1,520,928

Issuance of common shares for services	11,214,000	1,121	13,213,839	–	13,214,960

Issuance of common shares for cash	2,500,000	250	2,049,750	–	2,050,000

Fair value of share purchase warrants	–	–	6,646,171	–	6,646,171

Impairment of Sale Leaseback of Equipment	–	–	1,500,000	–	1,500,000

Cancellation of common shares	(50,000)	(5)	5	–	–

Net loss for the year	–	–	–	(24,582,613)	(24,582,613)

Balance – December 31, 2007 (Restated – Note 11)	37,998,562	3,800	44,779,632	(44,433,986)	349,446

(The accompanying notes are an integral part of these consolidated financial statements)

Index

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2007 and 2006, the Company recognized sales revenue of $1,355,141 and $1,521,166 but incurred a net loss of $24,582,613 and $16,474,909, respectively.  As at December 31, 2007, the Company had an accumulated deficit of $44,433,986.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Use of Estimates

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

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2007 and 2006, the Company had no cash equivalents.

d)	Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.  For the year ended December 31, 2007, the Company recorded bad debt expense of $427,530 related to one customer who has defaulted on their amount owing.  As at December 31, 2007 and 2006, the Company recorded an allowance for doubtful accounts of $111,362 and $126,485, respectively.

e)	Inventory

Inventory is comprised of raw materials and finished goods of its fuel reformulating products and is recorded at the lower of cost or net realizable value on a first in first out (FIFO) basis. The Company establishes inventory reserves for estimated obsolete or unmarketable inventory equal to the differences between the cost of inventory and the estimated realizable value based upon assumptions about future and market conditions. Shipping and handling costs are classified as a component of cost of sales in the statement of operations.

f)	Property and Equipment

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

g)	Revenue Recognition

The Company will recognize revenue from the sale of its fuel reformulating products in accordance with Securities and Exchange Commission Staff Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured.

h)	Basic and Diluted Net Income (Loss) Per Share

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

i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2007 and 2006, the Company did not record any comprehensive income or loss.

j)	Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, other current assets, accounts payable, and accrued liabilities were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

k)	Foreign Currency Translation

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

l)      Advertising Costs

Advertising costs are expensed as incurred and are recorded in the consolidated financial statements as selling expense.  For the years ended December 31, 2007 and 2006, the Company recorded advertising costs of $283,470 and $132,955, respectively.

m)                 Income Taxes

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

n)	Stock-Based Compensation

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

o)	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

o)	Recent Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. As such, the Company is required to adopt these provisions effective this fiscal year end. The adoption of this statement has no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

3.      Inventory

	December 31, 2007 $	December 31, 2006 $

Raw Materials	267,278	335,381
Finished Goods	335,121	75,534

	602,399	410,915

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

4.      Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	December 31, 2007 $	December 31, 2006 $
Building and Land	–	–	–	5,666,824
Computers	36,637	35,482	1,155	12,762
Equipment	235,257	120,339	114,918	669,609
Furniture and Fixtures	16,698	13,855	2,843	5,545

	288,592	169,676	118,916	6,354,740

During the year ended December 31, 2007, the Company recorded an impairment charge of $nil (2006 - $36,728 relating to vehicles purchased by the Company that was no longer used in the Company’s operations.

5.      Notes Payable

a)
As at December 31, 2007, the Company owed $246,521 (2006 - $50,000) in a demand loan for financing of operations.  Under the terms of the loan, the amount is unsecured, non-interest bearing, and due on demand.

b)	In December 2007, the Company entered into a Demand Loan Agreement with a third party for $350,000. Under the terms of the loan, the amount was unsecured, non-interest bearing, and due on demand.

b)
On December 26, 2006, the company entered into a Demand Loan Agreement with a third party for $500,000 with an annual interest rate of 12%. As at December 31, 2007, the Company had fully repaid the demand loan.

c)
On January 26, 2006, the Company secured a loan for its building in the amount of $4,750,000 with a convertible Promissory Note. The Note was convertible into 1,900,000 common shares of the Company at a conversion rate of $2.50 per common share.  The Note carried an annual interest rate of 17% with interest-only payments and a term of one year.

On December 6, 2006, the Note was assigned to another third party, and interest was renegotiated to 14% per annum.

On May 24, 2007, the Company and the third party renegotiated the terms of the settlement and cancelled the convertibility feature of the Note and replaced it with the issuance of 1,900,000 share purchase warrants.  Each share purchase warrants entitles the warrant holder to purchase one common share of the Company at $2.50 per common share for a three-year period commencing from the date of the renegotiated terms.  In addition, the annual interest rate of the Note was reduced from 14% to 12% per annum.

In October 2007, corresponding with the completion of the sale leaseback of the Company’s building, the Note was fully repaid.

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Common Shares

Transactions for the year ended December 31, 2007:

a)	On November 27, 2007, the Company issued 350,000 common shares of the Company at $2.05 per common share to settle consulting services valued at $717,500.

b)	On November 21, 2007, the Company issued 20,000 common shares of the Company at $2.15 per common share to settle consulting services valued at $43,000.

c)	On November 9, 2007, the Company issued 167,500 common shares of the Company at $1.20 per common share to settle consulting services and professional fees valued at $201,000.

d)
On October 13, 2007, the Company issued 10,025,000 common share of the Company at $0.95 per common share to settle consulting services, professional fees, and management fees totalling $9,523,750, including 5,000,000 common shares to the Company’s Chief Executive Officer with a fair value of $4,750,000.

e)
On July 24, 2007, the Company issued 2,500,000 common shares of the Company in a private placement agreement as part of the sale of the Company’s land and building, for proceeds of $2,000,000.  The remaining $5,875,000 of the purchase and sale agreement has been allocated to the sale of the land and building.

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

6.	Common Shares (continued)

f)	On April 27, 2007, the Company issued 127,500 common shares of the Company at $3.10 per common share, or fair value of $395,250, for consulting services incurred.

g)	On April 5, 2007, the Company cancelled 50,000 common shares of the Company and returned the shares to treasury.

h)	On April 4, 2007, the Company issued 156,000 common shares of the Company at $4.25 per common share, or fair value of $663,000, for professional fees and consulting services incurred.

i)	On March 23, 2007, the Company issued 100,000 common shares of the Company at $4.00 per common share, or fair value of $400,000, for professional fees and consulting services incurred.

j)	On March 9, 2007, the Company issued 10,000 common shares of the Company at $3.54 per common share, or fair value of $35,400, for professional fees incurred.

k)	On February 6, 2007, the Company issued 58,000 common shares of the Company at $4.07 per common share, or fair value of $236,060, for professional fees and consulting services incurred.

l)	On January 24, 2007, the Company issued 200,000 common shares at $5.00 per common share, or fair value of $1,000,000, for consulting services incurred.

Transactions for the year ended December 31, 2006:

m)
On December 4, 2006, the Company issued 100,000 common shares of the Company to the Chief Financial Officer of the Company at $6.00 per common share for a fair value of $600,000 as part of the compensation package.

n)	On November 21, 2006, the Company issued 1,310,000 common shares of the Company for consulting services at $5.00 per common share.

o)	In November 2006, the Company issued 776,225 common shares of the Company in various private placements for gross proceeds of $1,550,819.

p)	In November 2006, the Company issued 350,650 common shares of the Company at approximately $2.00 per common share to settle services valued at $752,020.

q)
On November 16, 2006, the Company approved a 1-to-1,200 reverse common stock split that decreased the number of issued and outstanding common shares from 573,850,485 common shares to 479,500 common shares after accounting for rounding up of partial common shares affected by the reverse stock split.  The common stock split has been applied retroactively.

r)
On November 2, 2006, the Company issued 17,718,187 post-reverse split common shares to acquire 100% of the common shares of Ethos Environmental, Inc. in a reverse takeover transaction, as disclosed in Note 3.  The common shares issued have been applied retroactively.

s)
On November 1, 2006, the Company issued 3,500,000 post-reverse split common shares of the Company to the President of the Company with a fair value of $2.00 per common share as settlement of services.  The fair value of the common shares were derived by management using historical share issuance prices to third parties, and were a result of pre-merger activity.

t)	On November 1, 2006, the Company issued 100,000 post-reverse split common shares at $0.25 per common share to settle legal fees valued at $25,000.

u)	During the six months ended June 30, 2008, the Company received capital contributions totalling $957,616 which has been recorded as additional paid-in capital.

7.	Share Purchase Warrants

In May 2007, the Company issued 1,900,000 share purchase warrants as part of the amendment of the loan agreement, as noted in Note 5(b) above.  Each warrant allows the warrant holder to purchase one additional common share of the Company at $2.50 per common share within three years of the signed date.  As at December 31, 2007, no share purchase warrants have been exercised.

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.	Share Purchase Warrants (continued)

During the year ended December 31, 2007, the Company issued the following share purchase warrants:

	Number of Warrants	Exercise Price
Balance – December 31, 2006	–	–
Issued	1,900,000	$2.50
Balance – December 31, 2007	1,900,000	$2.50

As at December 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010

1,900,000

8.      Related Party Transactions

a)
During the year ended December 31, 2007, the Company issued 5,000,000 common shares to the Chief Executive Officer of the Company (now former Chief Executive Officer of the Company) for management fees with a fair value of $4,750,000.

9.      Commitments and Contingencies

a)	The Company leases an office building under a lease agreement that expires in July 2012. For the years ended December 31, 2006 and 2005, rent expense totalled $52,657 and 66,844, respectively.

In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007.  For the year ended December 31, 2007, the Company incurred lease expense of $126,000 (2006 - $52,657).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968.  Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month.  For the year ended December 31, 2007, the Company incurred lease expense of $246,554 (2006 - $4,996).

The Company’s future annual minimum lease payments are as follows:

Amount $
December 31, 2008	1,174,860
December 31, 2009	900,891
December 31, 2010	809,568
December 31, 2011	809,568
December 31, 2012	782,784
Thereafter	3,654,000
8,131,671

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

10.           Concentrations

Inventory Purchases

For the year ended December 31, 2007, the Company uses eight vendors for its fuel reformulating products which account for 97% of product purchases compared with five vendors comprising 90% of product purchases for the year ended December 31, 2006.

Sales Revenue

For the year ended December 31, 2007, the Company had one customer comprising $705,205 or 52% of total revenues compared with one customer comprising $1,205,189 or 88% of total revenues for the year ended December 31, 2006.

11.           Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has $15,038,000 of net operating losses to carryforward to offset taxable income in future years which expire through fiscal 2027. For the years ended December 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $8,289,716 and $5,588,981, respectively.

The components of the net deferred tax asset at December 31, 2007 and 2006, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2007 $	December 31, 2006 $

Income (Loss) Before Taxes	(24,582,613)	(16,474,909)
Statutory rate	34%	34%

Computed expected tax recovery	(8,358,088)	(5,601,469)
Non-deductible expenses	68,372	12,488
Change in valuation allowance	8,289,716	5,588,981

Reported income taxes	–	–

	December 31, 2007 $	December 31, 2006 $

Deferred tax asset
- Cumulative net operating losses	15,038,059	6,748,343
- Less valuation allowance	(15,038,059)	(6,738,343)

Net deferred tax asset	–	–

The Company has incurred operating losses of $15,038,000 which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

		Expiration
	Net	Date of
	Loss	Operating
Period Incurred	$	Losses

December 31, 2004	801,800	2011
December 31, 2005	357,500	2020
December 31, 2006	5,589,000	2026
December 31, 2007	8,289,700	2027

	15,038,000

12.           Restatement

The Company has restated its consolidated financial statements as at and for the years ended December 31, 2007 and 2006. The consolidated financial statements have been restated to reflect the following transactions:
•	impairment of goodwill and intangible assets upon the Company’s acquisition of Ethos Environmental, Inc.;
•
recording of fair value of issuance of common shares to management and directors of the Company at the end-of-day trading price when the Company’s common stock was publicly traded or based on the most recent third-party issuance price when the Company’s common stock was not publicly traded;

•	recording of the issuance of common shares for cash proceeds and issuance of common shares for services for the years ended December 31, 2007 and 2006;
•	recording of the issuance in fiscal 2006 of common shares to the Company’s Chief Financial Officer (CFO) that was previously booked during the year ended December 31, 2007;
•	recording of $901,080 of capital contributions for the year ended December 31, 2006;
•	reversal of restricted cash that was previously recorded in the Company’s audited financial statements, as the Company does not have ownership of the funds;
•	property and equipment that was purchased for personal use were written off and charged to operations under general and administrative expense;
•	impairment of property & equipment that are no longer in the Company’s ownership and use of operations and adjustments to amortization expense based on the Company’s amortization policies; and
•	reversal of unsupported sales invoices and inventory purchases for the years ended December 31, 2007 and 2006.

December 31, 2007

The effect of the restatement is to decrease total assets and stockholders’ equity by $7,050,194.  Furthermore, the restatements decreased sales revenue by $9,021,505, and increased net loss for the year ended December 31, 2007 by $6,230,130 and accumulated deficit as at December 31, 2007 by $16,363,959.

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

a)	Balance Sheet

	As at December 31, 2007
	As Reported		Adjustment		Restated
	$		$		$
Assets
Accounts Receivable		5,951,275		(5,867,027)		84,248
Inventory		1,376,030		(773,631)		602,399
Total Current Assets		7,401,481		(6,640,658)		760,823
Property and Equipment		228,452		(109,536)		118,916
Other Assets		699,419		(300,000)		399,419
Total Assets		8,329,352		(7,050,194)		1,279,158
Stockholders’ Equity
Common Stock		3,687		113		3,800
Additional Paid-In Capital		35,615,040		9,164,592		44,779,632
Accumulated Deficit		(28,219,087)		(16,214,899)		(44,433,986)
Total Stockholders’ Equity		7,399,640		(7,050,194)		349,446
Total Liabilities and Stockholders’ Equity		8,329,352		(7,050,194)		1,279,158

b)      Statement of Operations

	For the Year Ended December 31, 2007
	As Reported		Adjustment		Restated
	$		$		$
Sales Revenue		10,376,646		(9,021,505)		1,355,141
Cost of Sales		3,404,735		(2,659,599)		745,136
Gross Profit		6,971,911		(6,361,906)		610,005
Operating Expenses
Bad Debt Expense		–		427,530		427.530
General and Administrative		18,214,796		(559,333)		17,655,463
Total Operating Expenses		25,096,543		(131,803)		24,964,740
Net Loss		(18,352,510)		(6,230,130)		(24,582,640)
Net Loss Per Share – Basic and Diluted		(0.66)		(0,21)		(0.87)

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.           Restatement (continued)

c)      Statement of Cashflows

	For the Year Ended December 31, 2007
	As Reported		Adjustment		Restated
	$		$		$
Operating Activities
Net Loss for the Year		(18,352,510)		(6,230,103)		(24,582,613)
Amortization Expense		213,702		(12,609)		201,093
Bad Debt Expense		–		427,530		427,530
Common Stock Issued for Services		15,359,710		(2,144,750)		13,214,960
Impairment from Sale Leaseback of Building		–		1,500,000		1,500,000
Changes in Operating Assets and Liabilities
Accounts Receivable		(5,623,951)		5,408,105		(215,846)
Inventory		(965,115)		773,631		(191,484)
Other Assets		(674,519)		300,000		(374,519)
Accounts Payable and Accrued Liabilities		(272,195)		192,779		(79,416)
Cashflows Provided By (Used In) Operating Activities		(3,668,707)		214,583		(3,454,124)

Investing Activities
Purchase of Property and Equipment		–		(198,680)		(198,680)
Proceeds from Sale of Property and Equipment		1,199,314		5,034,097		6,233,411
Cashflows Provided By Investing Activities		1,199,314		4,835,417		6,034,731

Financing Activities
Proceeds from Issuance of Note Payable		1,055,334		(705,334)		350,000
Repayment of Note Payable		(1,123,153)		(4,044,666)		(5,167,819)
Cashflows Provided by (Used In) Financing Activities		2,178,702		(4,750,000)		(2,571,298)
Increase (Decrease) in Cash		(290,691)		300,000		9,309
Cash – Beginning of Period		364,867		(300,000)		64,867

d)      Statement of Stockholders’ Deficit

	Balance – December 31, 2007
	As Reported		Adjustment		Restated
	$		$		$
Common Stock		3,687		113		3,800
Additional Paid-In Capital		35,615,040		9,164,592		44,779,632
Accumulated Deficit		(28,219,087)		(16,214,899)		(44,433,986)

Number of Shares of Common Stock		36,871,687		1,126,875		37,998,562

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.           Restatement (continued)

December 31, 2006

The effect of the restatement is to decrease total assets by $4,702,099, decrease total liabilities by $192,779, and decrease stockholders’ equity by $4,509,320.  Furthermore, the restatements decrease sales revenue by $3,395,907, and increase net loss for the year ended December 31, 2006 and accumulated deficit as at December 31, 2006 by $10,067,166.

a)	Balance Sheet

	As at December 31, 2006
	As Reported		Adjustment		Restated
	$		$		$
Assets
Restricted Cash		300,000		(300,000)		–
Accounts Receivable		327,324		(31,392)		295,932
Total Current Assets		1,123,006		(331,392)		791,614
Property and Equipment		10,725,447		(4,370,707)		6,354,740
Total Assets		11,853,453		(4,702,099)		7,151,354
Liabilities
Accounts Payable		503,898		(192,779)		311,119
Total Liabilities		5,823,205		(192,779)		5,630,426
Stockholders’ Equity
Common Stock		2,311		123		2,434
Additional Paid-In Capital		15,961,204		5,408,663		21,369,867
Accumulated Deficit		(9,933,267)		(9,918,106)		(19,851,373)
Total Stockholders’ Equity		6,030,248		(4,509,320)		1,520,928
Total Liabilities and Stockholders’ Equity		11,853,453		(4,702,099)		7,151,354

b)      Statement of Operations

	For the Year Ended December 31, 2006
	As Reported		Adjustment		Restated
	$		$		$
Sales Revenue		4,768,013		(3,246,847)		1,521,166
Cost of Sales		1,340,135		(883,664)		456,471
Gross Profit		3,427,878		(2,363,243)		1,064,635
Operating Expenses
Amortization Expense		–		18,865		18,865
General and Administrative		5,346,409		7,579,330		12,925,739
Impairment of Property and Equipment		–		36,728		36,728
Selling Expense		4,689,910		(80,000)		4,609,910
Total Operating Expenses		10,036,319		7,554,923		17,591,242
Net Loss		(6,556,803)		(9,918,106)		(16,474,909)
Net Loss Per Share – Basic and Diluted		(0.05)		(0.73)		(0.78)

Index

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

12.           Restatement (continued)

c)      Statement of Cashflows

	For the Year Ended December 31, 2006
	As Reported		Adjustment		Restated
	$		$		$
Operating Activities
Net Loss for the Year		(6,556,803)		(9,918,106)		(16,474,909)
Amortization Expense		358,786		(66,690)		292,096
Common Stock Issued for Services		7,580,990		7,346,020		14,927,010
Impairment of Property and Equipment		–		36,728		36,728
Changes in Operating Assets and Liabilities
Accounts Receivable		(37,267)		31,392		(5,875)
Accounts Payable and Accrued Liabilities		(235,729)		(192,779)		(428,508)
Cashflows Provided By (Used In) Operating Activities		1,025,835		(2,763,435)		(1,737,600)
Financing Activities
Proceeds from Capital Contribution		45,000		912,616		957,616
Proceeds from Issuance of Common Shares		–		1,550,819		1,550,819
Cashflows Provided by Financing Activities		5,199,819		2,463,435		7,663,254
Increase (Decrease) in Cash		(133,631)		(300,000)		(433,631)
Cash – End of Period		364,867		(300,000)		64,867

d)      Statement of Stockholders’ Deficit

	Balance – December 31, 2006
	As Reported		Adjustment		Restated
	$		$		$
Common Stock		2,311		123		2,434
Additional Paid-In Capital		15,961,204		5,408,663		21,369,867
Accumulated Deficit		(9,933,267)		(9,918,106)		(19,851,373)

Number of Shares of Common Stock		23,107,687		1,226,875		24,334,562

13.           Subsequent Events

a)
On March 31, 2008, the Company issued a Promissory Note (the “Note”) in exchange for cash proceeds of $300,000.  In accordance with the terms of the Note, the amount is unsecured, due interest at 12% per annum payable monthly in arrears, and due on March 28, 2009.

b)
On March 26, 2008, the Company issued a Promissory Note (the “Note”) in exchange for cash proceeds of $1,000,000.  In accordance with the terms of the Note, the amount is secured with 2,000,0000 common shares owned by the Company’s Chief Executive Officer, due interest of 12% per annum, and is due on July 30, 2008.

c)	On January 30, 2008, the Company repaid outstanding promissory notes totaling $500,000. Refer to Note 12(d).

d)
On January 18, 2008, the Company issued a Promissory Note in exchange for cash proceeds of $150,000.  In accordance with the terms of the Note, the amount is unsecured, non-interest bearing, and is due on January 18, 2009.  The Note was subsequently repaid on January 30, 2008.

e)
Subsequent to December 31, 2007, the Company issued 106,550 common shares to settle consulting services and professional fees, and issued 742,798 common shares pursuant to a provision in the Registration Rights Agreement with GreenBridge Capital Partners IV, LLC.

Index

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Other than as may have been previously disclosed in our filings with the SEC, we have had no changes in and disagreements with our independent public accountants on accounting and financial disclosure.

Item 8A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including Corey P. Schlossmann, our Chief Executive Officer, and Thomas W. Maher, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures for the period ended December 31, 2007 and December 31, 2006.  This evaluation was performed as of November 18, 2008.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mssrs. Schlossmann and Maher concluded that because of the material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and December 31, 2006.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 and December 31, 2006, management identified material weaknesses related to (i) the U.S. GAAP expertise of our internal accounting staff and (ii) our internal audit functions, and material weaknesses related to (i) the absence of an Audit Committee as of December 31, 2007 and December 31, 2006 and (ii) a lack of segregation of duties within accounting functions.

The Company completed a merger in November 2006, following which new management was appointed.  Since that time, our internal accounting department has been inadequate to effectively respond to requirements under Section 404, which resulted in material weaknesses of our internal control over financial reporting for the years ended December 31, 2007 and 2006.

On September 5, 2008, the Company accepted the resignations of Enrique de Vilmorin, Luis Willars, and Jose Manuel Escobedo from all positions with the Company.  These resignations were precipitated by certain shareholders of the Company advising Mr. de Vilmorin that they would be formally requesting a shareholder vote to replace management, including the Company’s directors.  Prior to receiving such a demand, Mr. de Vilmorin, Mr. Willars and Mr. Escobedo resigned from their positions with the Company.

Index

Immediately following their resignations, the Company launched an internal investigation, led by the Audit Committee which was formed on September 25, 2008, to ascertain the extent of the financial statement items requiring restatement and other issues requiring disclosure to the Securities & Exchange Commission and to the investment community. On or about October 16, 2008, we concluded that sufficient support had been obtained that certain revenue transactions dating back to the year ended December 31, 2006 were unsupportable, and that certain personal expenditures were incurred on the Company’s accounts.  Upon evidence of these transactions which were materially misstated for all periods dating back to December 31, 2006, the Company filed a Form 8-K on October 21, 2008 citing non-reliance on its issued financial statements since that time.

Among the materially misstated transactions noted were the following:

•	Sales invoices and transactions to companies that did not exist dating back to the fiscal year ended December 31, 2006;
•	Purchases of inventory that were not supportable dating back to the fiscal year ended December 31, 2006; and
•	Personal expenditures incurred by Mr. de Vilmorin dating back to the fiscal year ended December 31, 2006, including cash payments and purchases of personal assets that were recorded as Company assets.

The Company, through co-operation of its management and Board of Directors, has substantively reviewed all significant transactions and will be restating, to the extent not already done, all reported financial statements from December 31, 2006 to June 30, 2008 to reflect the Company’s true financial position for each of the reporting periods then ended.

The following material weaknesses over internal controls over financial reporting existed as at December 31, 2007 and 2006:

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

Insufficient Segregation of Duties.

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

Insufficient policies and procedures over various financial statement areas.

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

Index

Lack of control process for recording and approving journal entries.

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

Lack of controls over the sales transaction process.

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

We did not have an audit committee with a designated financial expert.  An audit committee is engaged primarily in an oversight function and ultimately is responsible for the company's financial reporting processes and the quality of its financial reporting.  As a basis for carrying out its responsibilities, an audit committee must have a working knowledge of a company's goals and strategies as well as the issues it faces in achieving its objectives. We had numerous material weaknesses which would have likely made the role of an audit committee ineffective. These deficiencies represented a design deficiency in internal controls, and constituted a material weakness at December 31, 2006, and again at December 31, 2007.

Lack of Training in Public Company Reporting Obligations.

Our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2007 and 2006 appear to have had limited knowledge of the reporting obligations associated with being a reporting company.  This represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Insufficient Corporate Governance Policies.

Following the transaction in which Ethos Environmental, Inc. became a public company, our officers and directors failed to implement appropriate corporate governance policies. This represented a design deficiency in internal controls which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.
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

Index

Changes in Internal Controls.

As at November 19, 2008, the filing date of our amended Form 10-K for the year ended December 31, 2007, we have not implemented any new internal controls or significantly changed our existing internal controls. However, as a response to the material misstatements of our financial statements from December 31, 2006 to June 30, 2008 as a result of material weaknesses in our internal controls over financial reporting, we created an Audit Committee on September 25, 2008 to oversee our internal controls and financial reporting process and have hired a financial statement consulting firm to review our policies and implement required internal controls over financial reporting for all significant financial statement processes.

Conclusion:

For the year ended December 31, 2007, and as at November 18, 2008 (the filing of our amended Form 10-K for the year ended December 31, 2007), our management has concluded that because of the material misstatements of our financial statements from December 31, 2006 to June 30, 2008, and the material weaknesses in internal controls over financial reporting identified in various significant financial statement processes, our internal controls over financial reporting were not effective as of December 31, 2007 and December 31, 2006.

Item 8B.   Other Information

None.

Index

PART III

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

Item 14. Principal Accounting Fees and Services

During the year ended December 31, 2007, we engaged Peterson Sullivan PLLC, J.H. Cohn LLP and Moore & Associates, Chartered as our independent auditors.  For the year ended December 31, 2007, we incurred fees to these firms as discussed below.

•
Audit Fees:  Peterson Sullivan PLLC fees for audit and quarterly review services totaled $29,273 and $117,457 for 2007 and 2006, respectively, including fees associated with consents and the review of this report.

•	Tax Fees: We paid PETERSON SULLIVAN PLLC, $1,728 for tax related services associated with our 2006 corporate tax return extensions.

•
All Other Fees:  J. H. Cohn LLP fees totaled $43,411 for 2007, although they were not associated with any audit or review, and NIL for 2006.  In addition, the Company contracted for the services of Blum and Clark, CPAs, for assistance in preparing the Registrant’s financial statements.  The fees associated with Blum and Clark in 2007 were $68,076 and NIL in 2006.  Moore & Associates, Chartered, fees totaled $57,500 for 2007 and $12,500 for 2006.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November, 2008.

Ethos Environmental, Inc. a Nevada Corporation
By:
/s/ Corey P. Schlossmann
Corey P. Schlossmann Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Position	Date
/s/ Corey P. Schlossmann	Chief Executive Officer and Director	November 19, 2008
Corey P. Schlossmann

/s/ Howard Landa	Director	November 19, 2008
Howard Landa

/s/ Bruce Tackman	Director	November 19, 2008
Bruce Tackman

/s/ Thomas W. Maher	Principal Accounting Officer	November 19, 2008
Thomas W. Maher	Chief Financial Officer

Index