Form 10-Q/A
period 2008-03-31
Ethos Environmental, Inc.
filed 2009-04-03
CIK 1056598

STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10 – Q/A
Amendment #1
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

The registrant has 38,474,434 shares of common stock outstanding as of March 31, 2008.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-QSB filed by Ethos Environmental, Inc. (the “Company”) for the period ended March 31, 2008 with the Securities and Exchange Commission (the “SEC”) on May 20, 2008 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Note 9 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

We would encourage any user of this filing to review our current filings for the most accurate current information. This Amendment is being filed as a corrected historical document.

This Amendment amends and restates the information in “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis,” and "Item 4T. Controls and Procedures” of the Original Filing. This Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

Restatement of previously issued financial statements to correct a material misstatement is an indicator of a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not have sufficient qualified personnel with an adequate understanding of generally accepted accounting principles and experience in the application of such principles to financing transactions, which led to a material misstatement of the Company’s interim financial statements for the quarters ended March 31, June 30, and September 30, 2007, the fiscal years ended December 31, 2006 and 2007, and March 31 and June 30 2008.  Management has determined that this is a material weakness in internal controls over financial reporting as of and for each of the periods mentioned above. As of the date of this report, the Company believes that it has taken appropriate steps to remedy this including the replacement of the Company’s CEO and Board of Directors.

Quarterly Report on FORM 10-Q
For The Period Ended
March 31, 2008

Ethos Environmental, Inc.

PART I - FINANCIAL INFORMATION		PAGE

ITEM 1.	FINANCIAL STATEMENTS	5

	BALANCE SHEETS	6
	STATEMENTS OF OPERATIONS	7
	STATEMENTS OF CASH FLOWS	8
	NOTES TO FINANCIAL STATEMENTS	9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 4T.	CONTROLS AND PROCEDURES	41

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS	42

SIGNATURES		43

PART I.
Item 1.  FINANCIAL STATEMENTS

Ethos Environmental, Inc.

March 31, 2008

Ethos Environmental, Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	March 31, 2008 $ (unaudited)	December 31, 2007 $
	(Restated – Note 9)
ASSETS

Current Assets

Cash	200,096	74,176

Accounts Receivable, net of allowance of doubtful accounts	110,199	84,248

Inventory (Note 3)	516,603	602,399

Other Current Assets	5,000	–

Total Current Assets	831,898	760,823

Property and Equipment (Note 4)	123,251	118,916

Other Assets	399,419	399,419

Total Assets	1,354,568	1,279,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	165,416	223,891

Accrued Liabilities	130,299	109,300

Notes Payable (Note 5)	1,300,000	350,000

Demand Loan (Note 5)	184,756	246,521

Total Liabilities	1,780,471	929,712

Stockholders’ Equity (Deficit)

Common Stock (Note 6) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 38,474,434 and 37,998,562 common shares, respectively	3,848	3,800

Additional Paid-In Capital (Note 6)	45,398,457	44,779,632

Accumulated Deficit	(45,828,208)	(44,433,986)

Total Stockholders’ Equity (Deficit)	(425,903)	349,446

Total Liabilities and Stockholders’ Equity (Deficit)	1,354,568	1,279,158

Going Concern (Note 1)
Commitments and Contingencies (Note 8)
Restatement (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
	$	$
	(Restated – Note 9)	(Restated – Note 9)

Revenue	380,698	581,678

Cost of Sales	226,684	164,016

Gross Profit	154,014	417,662

Operating Expenses

Amortization Expense	2,139	4,993
Bad Debt Expense	205,119	–
General and Administrative	1,175,427	2,013,895
Selling Expense	88,011	131,340

Total Operating Expenses	1,470,696	2,150,228

Total Operating Income (Loss)	(1,316,682)	(1,732,566)

Other Income (Expenses)

Interest Expense	(80,040)	(177,660)
Other Income	2,500	–
Gain on sale of assets (Note 9)	–	131,073

Net Loss	(1,394,222)	(1,779,153)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.03)	(0.07)

Weighted Average Shares Outstanding	44,261,001	24,530,806

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
	$ (Restated – Note 9)	$ (Restated – Note 9)

Operating Activities

Net Loss For The Year	(1,394,222)	(1,779,153)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Amortization Expense	19,679	64,411
Bad Debt Expense	205,119	–
Common Stock Issued for Services	164,607	1,671,460
Common Stock Issued for Registration Rights	454,266	–
Gain on sale of property and equipment	–	(131,073)

Changes in operating assets and liabilities:

Accounts Receivable	(231,070)	(245,030)
Inventory	85,796	(789,620)
Other Assets	(5,000)	(20,100)
Accounts Payable and Accrued Liabilities	(37,476)	796,784

Net Cash Used In Operating Activities	(738,301)	(432,321)

Investing Activities

Purchase of Property and Equipment	(24,014)	(33,543)

Net Cash Used In Investing Activities	(24,014)	(33,543)

Financing Activities

Proceeds from Sale and Leaseback of Property and Equipment	–	386,411
Proceeds from Issuance of Note Payable	1,300,000	82,181
Repayment of Notes Receivable	–	(19,876)
Repayment of Note Payable	(350,000)	–
Repayment of Demand Loans	(61,765)	–

Net Cash Provided By Financing Activities	888,235	448,716

Increase (Decrease) in Cash	125,920	(17,148)

Cash – Beginning of Period	74,176	64,867

Cash – End of Period	200,096	47,719

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three month period ended March 31, 2008, the Company recognized sales revenue of $380,698 but incurred a net loss of $1,394,222.  As at March 31, 2008, the Company had an accumulated deficit of $45,828,208.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2008, and the results of its operations and cash flows for the three month period ended March 31, 2008 and 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)           Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2008 and December 31, 2007, the Company had no cash equivalents.

e)           Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.  As at March 31, 2008 and December 31, 2007, the Company recorded an allowance for doubtful accounts of $205,119 and $126,485, respectively.

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

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

k)           Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2008 and December 31, 2007, the Company did not record any comprehensive income or loss.

l)           Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, other current assets, other assets, accounts payable, and accrued liabilities were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

m)           Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.      Inventory

	March 31, 2008 $ (unaudited)	December 31, 2007 $

Raw Materials	313,593	267,278
Finished Goods	203,010	335,121

	516,603	602,399

4.      Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	March 31, 2008 $ (unaudited)	December 31, 2007 $
Building	2,712	136	2,576	–
Computers	47,487	37,501	9,985	1,155
Equipment	238,547	134,380	104,168	114,918
Furniture and Fixtures	25,570	19,048	6,522	2,843

	314,316	191,065	123,251	118,916

5.    Notes Payable

a)    On March 31, 2008, the Company issued a promissory note (the “Note”) in exchange for cash proceeds of $300,000.  Under the terms of the Note, the amount is unsecured, due interest at 12% per annum, and is due on March 31, 2009.

b)    On March 26, 2008, the Company issued a Secured Promissory Note in exchange for cash proceeds of $1,000,000, which was unsecured, non-interest bearing, and due on July 30, 2008.  On July 30, 2008, the Secured Promissory Note was fully repaid.

c)    As at March 31, 2008, the Company owed $184,756 (December 31, 2007 - $246,521) in a demand loan for financing of the Company’s day-to-day operations.  The amount owing is unsecured, non-interest bearing, and due on demand.

6.           Common Shares

a)           On March 7, 2008, the Company issued 10,000 common shares of the Company at $0.90 per common share for professional fees with a fair value of $9,000.

b)           On February 20, 2008, the Company issued 369,322 common shares of the Company at $1.23 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $454,266.

c)           On February 20, 2008, the Company issued 36,050 common shares of the Company at $1.23 per common share for services with a fair value of $44,342.

d)           On January 25, 2008, the Company issued 20,500 common shares of the Company at $1.33 per common share for services with a fair value of $27,265.

e)           On January 7, 2008, the Company issued 40,000 common shares of the Company at $2.10 per common share for services with a fair value of $84,000.

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

7.           Share Purchase Warrants

In May 2007, the Company issued 1,900,000 share purchase warrants as part of the amendment of the loan agreement, as noted in Note 5(b) above.  Each warrant allows the warrant holder to purchase one additional common share of the Company at $2.50 per common share within three years of the signed date.  As at March 31, 2008, no share purchase warrants have been exercised.

During the three months ended March 31, 2008, the Company issued the following share purchase warrants:

	Number of Warrants	Exercise Price
Balance – December 31, 2007	1,900,000	$2,50
No transactions
Balance – March 31, 2008 (unaudited)	3,400,000	$1.55

As at March 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010

1,900,000

8.      Commitments and Contingencies

a)           In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007.  For the three months ended March 31, 2008, the Company incurred lease expense of $201,041 (December 31, 2007 - $126,000).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968.  Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month.  For the three months ended March 31, 2008, the Company incurred lease expense of $91,323 (December 31, 2007 - $246,554).

The Company’s future annual minimum lease payments are as follows:

Amount $
December 31, 2008	1,174,860
December 31, 2009	900,891
December 31, 2010	809,568
December 31, 2011	809,568
December 31, 2012	782,784
Thereafter	7,434,000
11,911,671

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.      Restatement

The Company has restated its consolidated financial statements as at and for the three months ended March 31, 2008 and 2007. The consolidated financial statements have been restated to reflect the following transactions:
• impairment of goodwill and intangible assets upon the Company’s acquisition of Ethos Environmental, Inc. in 2006;
• recording of fair value of issuance of common shares to management and directors of the Company at the end-of-day trading price when the Company’s common stock was publicly traded or based on the most recent third-party issuance price when the Company’s common stock was not publicly traded;
• recording of the issuance of common shares for cash proceeds and issuance of common shares for services;
• reversal of restricted cash that was previously recorded in the Company’s audited financial statements, as the Company does not have ownership of the funds;
• impairment of property & equipment that are no longer in the Company’s ownership and use of operations and adjustments to amortization expense based on the Company’s amortization policies; and
• reversal of sales transactions that did not meet the criteria of SAB-104.

March 31, 2008

The effect of the restatements resulted in a decrease in total assets of $7,859,028, decrease of total liabilities of $451, and decrease of total stockholders’ deficit of $7,858,577 as at March 31, 2008.  In addition, sales revenue decreased by $723,769, gross profit decreased by $603,264, and net loss increased by $808,383 for the three months ended March 31, 2008.

a)      Balance Sheet

	As at March 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Assets
Accounts Receivable	6,906,114	(6,795,915)	110,199
Inventory	1,177,031	(660,428)	516,603
Total Current Assets	8,288,241	(7,456,343)	831,898
Property and Equipment	225,936	(102,685)	123,251
Other Assets	699,419	(300,000)	399,419
Total Assets	9,213,596	(7,859,028)	1,354,568
Liabilities
Accounts Payable	165,867	(451)	165,416
Total Liabilities	1,780,922	(451)	1,780,471
Stockholders’ Deficit
Common Stock	3,735	113	3,848
Additional Paid-In Capital	36,233,865	9,164,592	45,398,457
Accumulated Deficit	(28,804,926)	(17,023,282)	(45,828,208)
Total Stockholders’ Deficit	7,432,674	(7,858,577)	(425,903)
Total Liabilities and Stockholders’ Deficit	9,213,596	(7,859,028)	1,354,568

b)      Statement of Operations

	For the Three Months Ended March 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Revenues	1,104,467	(723,769)	380,698
Cost of Sales	347,189	(120,505)	226,684
Gross Profit	757,278	(603,264)	154,014
Operating Expenses
Bad Debt Expense	–	205,119	205,119
Total Operating Expenses	1,265,577	205,119	1,470,696
Net Income (Loss)	(585,839)	(808,383)	(1,394,222)
Net Income (Loss) Per Share – Basic and Diluted	(0.02)	(0.01)	(0.03)

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.      Restatement (continued)

March 31, 2008 (continued)

c)      Statement of Cashflows

	For the Three Months Ended March 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Income (Loss) for the Year	(585,839)	(808,383)	(1,394,222)
Adjustments to reconcile net loss to operating activities:
Bad Debt Expense	–	205,119	205,119
Changes in Operating Assets and Liabilities
Accounts Receivable	(954,839)	723,769	(231,070)
Inventory	198,999	(113,203)	85,796
Accounts Payable and Accrued Liabilities	(37,025)	(451)	(37,476)
Cashflows Provided By (Used In) Operating Activities	(745,152)	6,851	(738,301)

Investing Activities
Purchase of Property and Equipment	(17,163)	(6,851)	(24,014)
Cashflows Provided By (Used In) Investing Activities	(17,163)	(6,851)	(24,014)

March 31, 2007

The effect of the restatements resulted in a decrease in total assets of $5,857,727, decrease of total liabilities of $172,054, and decrease of total stockholders’ deficit of $5,685,727 as at March 31, 2007.  In addition, sales revenue decreased by $2,115,455, gross profit decreased by $1,414,164, and net loss increased by $2,797,813 for the three months ended March 31, 2007.

a)      Balance Sheet

	As at March 31, 2007
	As Reported	Adjustment	Restated
	$	$	$
Assets
Restricted Cash	300,000	(300,000)	–
Accounts Receivable	2,687,809	(2,146,847)	540,962
Inventory	445,735	754,800	1,200,535
Total Current Assets	3,521,263	(1,692,047)	1,829,216
Property and Equipment	5,747,965	79,423	5,827,388
Goodwill	2,411,103	(2,411,103)	–
Customer Lists	1,834,000	(1,834,000)	–
Total Assets	13,784,806	(5,857,727)	7,927,079
Liabilities
Accounts Payable	1,289,150	(198,688)	1,090,462
Accrued Liabilities	116,624	26,634	143,258
Total Liabilities	6,685,898	(172,054)	6,513,844
Stockholders’ Equity
Common Stock	2,358	113	2,471
Additional Paid-In Capital	16,011,157	7,030,133	23,041,290
Accumulated Deficit	(8,914,607)	(12,715,919)	(21,630,526)
Total Stockholders’ Equity	7,098,908	(5,685,727)	1,413,235
Total Liabilities and Stockholders’ Equity	13,784,806	(5,857,727)	7,927,079

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.      Restatement (continued)

March 31, 2007 (continued)

b)      Statement of Operations

	For the Three Months Ended March 31, 2007
	As Reported	Adjustment	Restated
	$	$	$
Revenues	2,697,133	(2,115,455)	581,678
Cost of Sales	865,307	(701,291)	164,016
Gross Profit	1,831,826	(1,414,164)	417,662
Operating Expenses
Amortization Expense	–	4,993	4,993
General and Administrative	504,166	1,509,729	2,013,895
Total Operating Expenses	635,506	1,514,722	2,150,228
Other Income (Expense)
Gain on Sale of Assets	–	131,073	131,073
Total Other Income (Expense)	(177,660)	131,073	(46,587)
Net Income (Loss)	1,018,660	(2,797,813)	(1,779,153)
Net Income (Loss) Per Share – Basic and Diluted	0.04	(0.11)	(0.07)

c)      Statement of Cashflows

	For the Three Months Ended March 31, 2007
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Income (Loss) for the Year	1,018,660	(2,797,813)	(1,779.153)
Adjustments to reconcile net loss to operating activities:
Issuance of common stock for services	50,000	1,621,460	1,671,460
Amortization Expense	201,267	(136,856)	64,411
Gain on Sale of Asset	–	(131,073)	(131,073)
Changes in Operating Assets and Liabilities
Accounts Receivable	(2,360,485)	2,115,455	(245,030)
Inventory	(34,820)	(754,800)	(789,620)
Other Assets	(15,074)	(5,026)	(20,100)
Accounts Payable and Accrued Liabilities	1,422,269	(625,485)	796,784
Cashflows Provided By (Used In) Operating Activities	281,817	(714,138)	(432,321)

Investing Activities
Purchase of Property and Equipment	(90,770)	57,227	(33,543)
Cashflows Provided By (Used In) Investing Activities	(90,770)	57,227	(33,543)

Financing Activities
Proceeds from sale and leaseback of assets	(270,500)	656,911	386,411
Cashflows Provided By (Used In) Financing Activities	(208,195)	656,911	448,716

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

Customers

Although we have many customers utilizing products, the broadly diversified base means there is no significant concentration in any industry. We derive revenue from our customers as discussed in Note 1, "Nature of Operations" of the consolidated financial statements.

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

Employees

As of March 31, 2008, we had eight (8) full time employees, we have three (3) consultants that dedicate a significant amount of time to our Company, and we hire part time employees on an as needed basis to assist in the production of our products.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2007

Overview

The mission of Ethos Environmental (“ETEV” or the “Company”) is to be recognized as the industry standard for high quality, non-toxic cleaning and lubricating products that increase fuel mileage and reduce emissions.

Ethos’ customers exist everywhere that budgets are affected by the rising cost of fuel and where solutions are sought for the pervasive ills of air pollution. Our customers are motivated both by cost savings and environmental concerns, and it is our mission to provide products to meet their needs, risk free, and at an economic gain to every client.

The management of ETEV firmly believes that the market for our product is aggressively expanding.  Worldwide fuel consumption is approximately 85 million barrels per day and projected by the Energy Information Administration to continue to grow to 97 million barrels per day by 2015, and 118 million barrels per day by 2030.  Much of the dramatic growth over the past decade has been fueled by the dramatic expansion of India, China and Brazil.  As additional undeveloped countries begin to expand, so too will fuel consumption and the Company’s market base.  In addition, consumers are becoming more sensitive to increased fuel economy as oil prices have increased eight times since the late 1990s.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Since inception in 2000, ETEV has grown its customer base to thousands of diverse clients in over 15 countries worldwide, using the most effective sales tool possible - a product that works! In addition to an effective and desirable product, the company’s success also derives from the careful development and tenacious implementation of a structured “proof-of-concept” marketing strategy.

Looking forward, marketing will constitute a significant portion of company expenditures as ETEV continues to develop sales of new ester-based fuel and engine enhancing products. We are in the process of developing new products covering areas of synthetic oils, sulfur substitutes, and varied formulations of the original Ethos FR® and its enhancements.

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

The management of ETEV is excited by the enthusiastic acceptance that Ethos FR® products have received – domestically and all around the world. We are proud to provide a product that is part of the solution to the high cost of fuel and the health costs of environmental pollutants.  Since inception management has been focused on the development of a solid infrastructure, building relationships and establishing the foundation of a business that will continue to grow – non-stop – into the future.

Results of Operations

The following financial data compares the balances as relates to the Company for the three month period ended March 31, 2008 and 2007.  The following discussion has been updated using the restated financial statement balances.

Revenues

During the three month period ended March 31, 2008, the Company recognized revenues of $380,698 compared with $581,678 for the three months ended March 31, 2007, a decrease of 34.6%.  The decrease in revenues is attributed to the fact that the Company focused on the development of their operations rather than marketing of their product.  The Company’s primary source of revenue is from the sale of Ethos FR®.  Other components of revenue include freight and service.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit for the three months ended March 31, 2008, defined as revenues less cost of goods sold, was $154,014 or 40.5% of sales compared with $417,662 or 71.8% for the three months ended March 31, 2007.  The decrease in gross profit margin was attributed to lower overall margins attained in the sale of product that was due to decrease in overall sales.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Bad Debt Expense
For the three months ended March 31, 2008, the Company incurred bad debt expense of $205,119 compared to $nil for the three months ended March 31, 2007.  Bad debt expense was attributed to the 100% write-off of accounts receivable for one vendor based on the fact that management does not warrant the amounts to be objectively collectable.

Depreciation Expense
For the three months ended March 31, 2008, the Company incurred depreciation expense of $19,679, of which $17,540 is included in cost of goods sold, compared to $64,411 of which $59,418 is included in cost of goods sold for the three months ended March 31, 2007.  The decrease in depreciation expense is due to the fact that the Company entered into a sale leaseback transaction for its’ office building along with sale leaseback transactions of approximately $737,000 of manufacturing equipment in 2007.  The Company’s amortization policy is to amortize production and office equipment on a straight-line basis over a 5-year period, and amortize building costs straight-line basis over a 25-year period.

General and Administrative
For the three months ended March 31, 2008, the Company incurred general and administrative expense of $1,175,427 compared with $2,013,895 for the three months ended March 31, 2007.  The decrease in general and administrative expense is attributed to lower levels of common shares issued to settle services, as during the three months ended March 31, 2008, only $618,873 of common shares were issued compared to $1,671,460 for the same period in 2007.

Selling Expense
For the three months ended March 31, 2008, the Company incurred selling expense of $88,011 compared with $131,340 for the three months ended March 31, 2007 and is related to marketing and business development expenditures that were settled by the issuance of common shares.  The overall decrease is based on the fact that the Company’s cash flow is focused on other areas of the business, which also attributes to the overall decrease in total sales compared to 2007.

Research and Development Costs
Research and development costs are charged to operations when incurred and are included in operating expenses as general and administrative expense or selling expense. For the three months ended March 31, 2008, research and development costs were $36,135 compared to $7,500 for the three months ended March 31, 2007.

Other Income (Expenses)

Interest Expense
For the three months ended March 31, 2008, the Company incurred interest expense of $80,040 compared to $177,660 for the three months ended March 31, 2007.  The decrease in interest expense is attributed to the fact that, during the current period, the Company entered into promissory notes of $1,300,000 in mid-March compared with the prior year where the Company had $4,750,000 of promissory notes that were outstanding throughout the entire period.

Net Loss

For the three months ended March 31, 2008, the Company incurred a net loss of $1,394,222 compared with a net loss of $1,779,153 for the three months ended March 31, 2007.  The decrease in net loss is attributed to issuance of common shares for services of $618,873 during the three months ended March 31, 2008 compared to $1,671,460 for the three months ended March 31, 2007, and a decrease in gross profit from $417,662 for the three months ended March 31, 2007 compared to $154,014 for the three months ended March 31, 2008.  This decrease is offset by the charge to operations of $205,119 of bad debt expense during the three months ended March 31, 2008.

Common Shares

During the three months ended March 31, 2008, the Company issued 475,872 common shares to settle services incurred on behalf of the Company.  The fair value of the share issuances were based on the end-of-day closing share price of the Company’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB: ETEV).  Issuances during the three month period ranged from $0.90 - $2.10 per common share and the aggregate fair value of common shares issued during the three months ended March 31, 2008 was $618,873 which have been charged to operations as general and administrative expense.

Included in the common shares issued during the three months ended March 31, 2008 was 369,322 common shares with a fair value of $1.23 per common share or $454,266 issued to GreenBridge Partners Limited as part of the penalty shares for the Registration Rights Agreement.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $200,096, current assets of $831,898, total assets of $1,354,568, total liabilities of $1,780,471, and stockholders’ deficit of $425,903.

As at March 31, 2008, we had a working capital deficit of $948,573 compared with a working capital deficit of $168,889 for the year ended December 31, 2007.   The increase in the working capital deficit is attributed to the issuance of a $1,300,000 promissory note which was classified as a current liability as the terms of the note are due on demand compared with only $350,000 of promissory notes outstanding as at December 31, 2007.

Cash Flows from Operating Activities

For the three months ended March 31, 2008, the Company used $738,301 of cash flows for operating activities compared with $432,321 for the three months ended March 31, 2007.  The increase in cash flows used for operations is attributed to net cash loss from operations of $550,551, normalized for non-cash items such as depreciation of $19,679 and common stock issued for services of $618,873, compared with net cash loss from operations of $174,355 for the three months ended March 31, 2007 normalized for depreciation of $64,411 and common stock issued for services of $1,671,460.

Cash Flows from Investing Activities

For the three months ended March 31, 2008, the Company used $24,014 of cash flows for investing activities compared with $33,543 for the three months ended March 31, 2007.  The decrease in cash flows used for investing activities were attributed to lower amounts of property and equipment purchases during the current period compared to prior year.

Cash Flows from Financing Activities

During the three months ended March 31, 2008, the Company received proceeds of $888,235 from cash flows from financing activities compared with $448,716 for the three months ended March 31, 2007.  The increase in cash flows received from financing activities is attributed to the receipt of $950,000 net of repayments of $350,000 from the issuance of promissory notes in March 2008 compared with only $386,411 of proceeds from sale leaseback of property and equipment in March 2007.

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

Going Concern

As at March 31, 2008, the Company had a cash balance of $200,096.  For the three months ended March 31, 2008 and 2007, the Company recorded sales revenue of $380,698 and $581,678 and had gross profit of $154,014 and $417,662, respectively.  Despite the sales revenue, the Company recorded a net loss of $1,394,222 for the three months ended March 31, 2008 and gross loss of $1,779,153 for the three months ended March 31, 2007.  In addition, as at March 31, 2008, the Company had a working capital deficit of $948,573.

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

ITEM 4(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

DATE: April 2, 2008	ETHOS ENVIRONMENTAL, INC. (Registrant) By: /s/ Corey P. Schlossmann
Corey P. Schlossmann President and CEO