Form 10-Q/A
period 2008-06-30
Ethos Environmental, Inc.
filed 2009-04-03
CIK 1056598

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

The registrant has 40,577,118 shares of common stock outstanding as of June 30, 2008.

EXPLANATORY NOTE

This Amendment #1 on Form 10-Q/A amends and restates items identified below with respect to the Form 10-Q filed by Ethos Environmental, Inc. (the “Company”) for the period ended June 30, 2008 with the Securities and Exchange Commission (the “SEC”) on August 14, 2008 (the “Original Filing”). The purpose of this Amendment is to amend and restate the previously issued financial statements included in the Original Filing for the reasons fully set forth in Notes 9 to the financial statements included in Item 1 (Financial Statements) herein. Other than as set forth below, the Original Filing continues to speak as of the date of the filing thereof, and the disclosure relating to items not being updated remains unchanged.

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

Quarterly Report on FORM 10-Q
For The Period Ended
June 30, 2008

Ethos Environmental, Inc.
		Page

PART I - FINANCIAL INFORMATION

ITEM 1.	BALANCE SHEETS	5
	STATEMENTS OF OPERATIONS	6
	STATEMENTS OF CASH FLOWS	7
	NOTES TO FINANCIAL STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 4T.	CONTROLS AND PROCEDURES	40

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS	41

SIGNATURES		42

PART I.
Item 1.  FINANCIAL STATEMENTS

Ethos Environmental, Inc.

June 30, 2008

Ethos Environmental, Inc.
Consolidated Balance Sheets
(expressed in U.S. dollars)

	June 30, 2008 $ (unaudited)	December 31, 2007 $
	(Restated – Note 9)
ASSETS

Current Assets

Cash	133,971	74,176

Accounts Receivable, net of allowance of doubtful accounts	142,635	84,248

Inventory (Note 3)	229,984	602,399

Other Current Assets	5,000	–

Total Current Assets	511,590	760,823

Property and Equipment (Note 4)	109,149	118,916

Other Assets	404,896	399,419

Total Assets	1,025,635	1,279,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	160,391	223,891

Accrued Liabilities	263,141	109,300

Notes Payable (Note 5)	1,300,000	350,000

Demand Loan (Note 5)	195,997	246,521

Total Liabilities	1,919,529	929,712

Stockholders’ Equity (Deficit)

Common Stock (Note 6) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 40,577,118 and 37,998,562 common shares, respectively	4,058	3,800

Additional Paid-In Capital (Note 6)	46,523,927	44,779,632

Accumulated Deficit	(47,421,879)	(44,433,986)

Total Stockholders’ Equity (Deficit)	(893,894)	349,446

Total Liabilities and Stockholders’ Equity (Deficit)	1,025,635	1,279,158

Going Concern (Note 1)
Commitments and Contingencies (Note 8)
Restatement (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.
Consolidated Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
	$	$	$	$
	(Restated – Note 9)	(Restated – Note 9)	(Restated – Note 9)	(Restated – Note 9)

Revenue	981,493	265,212	1,362.191	846,890

Cost of Sales	561,551	70,246	788,235	234,262

Gross Profit	419,942	194,966	573,956	612,628

Operating Expenses

Amortization Expense	2,134	5,280	4,273	10,273
Bad Debt Expense	–	–	205,119	–
Extinguishment of Debt	–	6,646,171	–	6,646,171
General and Administrative	1,888,059	2,053,897	3,063,486	4,067,792
Selling Expense	85,420	200,226	173,431	331,566

Total Operating Expenses	1,975,613	8,905,574	3,446,309	11,055,802

Total Operating Income (Loss)	(1,555,671)	(8,710,608)	(2,872,353)	(10,443,174)

Other Income (Expenses)

Interest Expense	(38,000)	(200,632)	(118,040)	(378,292)
Other Income	–	35	2,500	35
Gain on sale of assets	–	47,929	–	179,002

Net Loss	(1,593,671)	(8,863,276)	(2,987,893)	(10,642,429)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.04)	(0.36)	(0.08)	(0.43)

Weighted Average Shares Outstanding	39,879,224	24,898,886	39,057,815	24,715,863

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.
Consolidated Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
	$ (Restated – Note 9)	$ (Restated – Note 9)

Operating Activities

Net Loss For The Year	(2,987,893)	(10,642,429)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Amortization Expense	42,734	126,987
Bad Debt Expense	205,119	–
Common Stock Issued for Services	252,383	3,375,710
Common Stock Issued for Registration Rights	1,492,170	–
Extinguishment of Debt	–	6,646,171
Gain on sale of property and equipment	–	(179,003)

Changes in operating assets and liabilities:

Accounts Receivable	(263,506)	(247,571)
Inventory	372,415	(307,500)
Other Assets	(10,477)	(394,419)
Accounts Payable and Accrued Liabilities	90,341	275,701

Net Cash Used In Operating Activities	(806,714)	(1,346,353)

Investing Activities

Purchase of Property and Equipment	(32,967)	(190,983)

Net Cash Used In Investing Activities	(32,967)	(190,983)

Financing Activities

Proceeds from Sale and Leaseback of Property and Equipment	–	737,968
Proceeds from Issuance of Note Payable	1,300,000	705,334
Proceeds of Demand Loans	–	65,124
Repayment of Note Payable	(350,000)	(23,100)
Repayment of Demand Loans	(50,524)	–

Net Cash Provided By Financing Activities	899,476	1,485,326

Increase (Decrease) in Cash	59,795	(52,010)

Cash – Beginning of Period	74,176	64,867

Cash – End of Period	133,971	12,857

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six month period ended June 30, 2008, the Company recognized sales revenue of $1,362,191 but incurred a net loss of $2,987,893.  As at June 30, 2008, the Company had an accumulated deficit of $47,421,879.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2008, and the results of its operations and cash flows for the three and six month periods ended June 30, 2008 and 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)           Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2008 and December 31, 2007, the Company had no cash equivalents.

e)           Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.  As at June 30, 2008 and December 31, 2007, the Company recorded an allowance for doubtful accounts of $205,119 and $126,485, respectively.

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

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

2.      Summary of Significant Accounting Policies (continued)

k)           Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2008 and December 31, 2007, the Company did not record any comprehensive income or loss.

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

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

3.           Inventory

	June 30, 2008 $ (unaudited)	December 31, 2007 $

Raw Materials	205,183	267,278
Finished Goods	24,802	335,121

	229,984	602,399

4.    Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	June 30, 2008 $ (unaudited)	December 31, 2007 $
Building	2,712	136	2,576	–
Computers	47,487	37,625	9,861	1,155
Equipment	247,500	157,311	90,190	114,918
Furniture and Fixtures	25,570	19,048	6,522	2,843

	323,269	214,120	109,149	118,916

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

6.           Common Shares

a)           On June 17, 2008, the Company issued 100,000 common shares of the Company at $0.31 per common share for professional fees with a fair value of $31,000.

b)           On June 4, 2008, the Company issued 45,257 common shares of the Company at $0.44 per common share for services with a fair value of $19,913.

c)           On May 5, 2008, the Company issued 1,522,630 common shares of the Company at $0.51 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $776,541.

d)           On April 22, 2008, the Company issued 61,321 common shares of the Company at $0.60 per common share for services with a fair value of $36,793.

e)           On April 1, 2008, the Company issued 373,476 common shares of the Company at $0.70 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $261,433.

f)            On March 7, 2008, the Company issued 10,000 common shares of the Company at $0.90 per common share for professional fees with a fair value of $9,000.

g)           On February 20, 2008, the Company issued 369,322 common shares of the Company at $1.23 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $454,266.

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)
6.           Common Shares (continued)

h)           On February 20, 2008, the Company issued 36,050 common shares of the Company at $1.23 per common share for services with a fair value of $44,342.

i)            On January 25, 2008, the Company issued 20,500 common shares of the Company at $1.33 per common share for services with a fair value of $27,265.

j)            On January 7, 2008, the Company issued 40,000 common shares of the Company at $2.10 per common share for services with a fair value of $84,000.

7.           Share Purchase Warrants

In May 2007, the Company issued 1,900,000 share purchase warrants as part of the amendment of the loan agreement, as noted in Note 5(b) above.  Each warrant allows the warrant holder to purchase one additional common share of the Company at $2.50 per common share within three years of the signed date.  As at June 30, 2008, no share purchase warrants have been exercised.

During the six months ended June 30, 2008, the Company issued the following share purchase warrants:

	Number of Warrants	Exercise Price
Balance – December 31, 2007	1,900,000	$2,50
No transactions
Balance – June 30, 2008 (unaudited)	3,400,000	$1.55

As at June 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010

1,900,000

8.      Commitments and Contingencies

a)           In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007.  For the six months ended June 30, 2008, the Company incurred lease expense of $402,081 (December 31, 2007 - $126,000).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968.  Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month.  For the six months ended June 30, 2008, the Company incurred lease expense of $182,646 (December 31, 2007 - $246,554).

The Company’s future annual minimum lease payments are as follows:

Amount $
December 31, 2008	1,174,860
December 31, 2009	900,891
December 31, 2010	809,568
December 31, 2011	809,568
December 31, 2012	782,784
Thereafter	7,434,000
11,911,671

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.      Restatement

The Company has restated its consolidated financial statements as at and for the three and six months ended June 30, 2008 and 2007. The consolidated financial statements have been restated to reflect the following transactions:
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

June 30, 2008

The effect of the restatements resulted in a decrease in total assets of $8,311,939, decrease of total liabilities of $27,416, and decrease of total stockholders’ deficit of $8,284,523as at June 30, 2008.  In addition, sales revenue decreased by $1,029,061, gross profit decreased by $1,065,783, and net loss increased by $1,097,293 for the six months ended June 30, 2008.

a)      Balance Sheet

	As at June 30, 2008
	As Reported	Adjustment	Restated
	$	$	$
Assets
Accounts Receivable	7,147,495	(7,004,860)	142,635
Inventory	1,128,335	(898,351)	229.984
Total Current Assets	8,414,801	(7,903,211)	511,590
Property and Equipment	217,354	(108,205)	109,149
Other Assets	705,419	(300,523)	404.896
Total Assets	9,337,574	(8,311,939)	1,025,635
Liabilities
Accounts Payable	141,727	18,664	160,391
Accrued Liabilities	309,221	(46,080)	263,141
Total Liabilities	1,946,945	(27,416)	1,919,529
Stockholders’ Deficit
Common Stock	3,945	113	4,058
Additional Paid-In Capital	37,496,371	9,027,626	46,523,997
Accumulated Deficit	(30,109,687)	(17,312,262)	(47,421,949)
Total Stockholders’ Deficit	7,390,629	(8,284,523)	(893,894)
Total Liabilities and Stockholders’ Deficit	9,337,574	(8,311,939)	1,025,635

b)      Statement of Operations

	For the Three Months Ended June 30, 2008
	As Reported	Adjustment	Restated
	$	$	$
Revenues	1,286,884	(305,391)	981,493
Cost of Sales	404,424	157,127	561,551
Gross Profit	882,460	(462,518)	419,942
Operating Expenses
General and Administrative	2,061,667	(173,538)	1,888,129
Total Operating Expenses	2,149,221	(173,538)	1,975,683
Net Income (Loss)	(1,304,761)	(288,840)	(1,593,741)
Net Income (Loss) Per Share – Basic and Diluted	(0.03)	(0.01)	(0.04)

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.      Restatement (continued)

June 30, 2008 (continued)

b)      Statement of Operations                                                (continued)

	For the Six Months Ended June 30, 2008
	As Reported	Adjustment	Restated
	$	$	$
Revenues	2,391,252	(1,029,061)	1,362,191
Cost of Sales	751,613	36,622	788,235
Gross Profit	1,639,739	(1,065,783)	573,956
Operating Expenses
Bad Debt Expense	–	205,119	205,119
General and Administrative	3,236,696	(173,210)	3,063,486
Total Operating Expenses	3,414,399	31,910	3,446,309
Other Income (Expense)
Interest Expense	(118,440)	400	(118,040)
Total Other Income (Expense)	(115,940)	400	(115,540)
Net Income (Loss)	(1,890,600)	(1,097,293)	(2,987,893)
Net Income (Loss) Per Share – Basic and Diluted	(0.03)	(0.01)	(0.04)

c)      Statement of Cashflows

	For the Six Months Ended June 30, 2008
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Income (Loss) for the Year	(1,890,600)	(1,097,363)	(2,987,963)
Adjustments to reconcile net loss to operating activities:
Bad Debt Expense	–	205,119	205,119
Common Stock Issued for Services	1,881,589	(1,629,206)	252,383
Common Stock Issued for Registration Rights	–	1,492,240	1,492,240
Changes in Operating Assets and Liabilities
Accounts Receivable	(1,196,220)	932,714	(263,506)
Inventory	247,695	124,720	372,415
Other Assets	(11,000)	523	(10,477)
Accounts Payable and Accrued Liabilities	117,757	(27,416)	90,341
Cashflows Provided By (Used In) Operating Activities	(808,045)	1,331	(806,714)

Investing Activities
Purchase of Property and Equipment	(31,636)	(1,331)	(32,967)
Cashflows Provided By (Used In) Investing Activities	(31,636	(1,331)	(32,967)

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.      Restatement (continued)

June 30, 2007
The effect of the restatements resulted in a decrease in total assets of $7,389,574, decrease of total liabilities of $277,799, and decrease of total stockholders’ deficit of $7,389,574 as at June 30, 2007.  In addition, sales revenue decreased by $4,450,205, gross profit decreased by $3,091,160, and net loss increased by $4,689.915 for the six months ended June 30, 2007.

a)      Balance Sheet

As at June 30, 2007
As Reported	Adjustment	Restated
$	$	$
Assets
Restricted Cash	300,000	(300,000)	–
Accounts Receivable	3,955,100	(3,411,597)	543,503
Inventory	323,409	394,606	718,015
Total Current Assets	4,634,366	(3,316,991)	1,317,375
Property and Equipment	5,817,729	42,042	5,859,771
Goodwill	2,411,103	(2,411,103)	–
Customer Lists	1,733,965	(1,733,965)	–
Other Assets	368,976	30,443	399,419
Total Assets	14,966,139	(7,389,574)	7,576,565
Liabilities
Accounts Payable	762,595	(277,799)	484,796
Total Liabilities	6,953,985	(277,799)	6,676,186
Stockholders’ Deficit
Common Stock	2,381	113	2,494
Additional Paid-In Capital	23,715,555	7,676,132	h	31,391,687
Accumulated Deficit	(15,705,782)	(14,788,020)	(30,493,802)
Total Stockholders’ Deficit	8,012,154	(7,111,775)	900,379
Total Liabilities and Stockholders’ Deficit	14,966,139	(7,389,574)	7,576,565

b)      Statement of Operations

	For the Three Months Ended June 30, 2007
	As Reported	Adjustment	Restated
	$	$	$
Revenues	2,599,962	(2,334,750)	265,212
Cost of Sales	728,001	(657,755)	70,246
Gross Profit	1,871,961	(1,676,995)	194,966
Operating Expenses
Amortization Expense	100,036	(94,756)	5,280
General and Administrative	1,490,489	563,408	2,053,897
Selling Expense	195,401	4,825	200,226
Total Operating Expenses	8,432,097	473,477	8,905,574
Other Income (Expense)
Interest Expense	(231,074)	30,442	(200,632)
Gain on Sale of Assets	–	47,929	47,929
Total Other Income (Expense)	(231,039)	78,371	(152,668)
Net Income (Loss)	(6,791,175)	(2,072,101)	(8,863,276)
Net Income (Loss) Per Share – Basic and Diluted	(0.29)	(0.07)	(0.36)

Ethos Environmental, Inc.
Notes to the Consolidated Financial Statements
(expressed in U.S. dollars)

9.      Restatement (continued)

June 30, 2007 (continued)

b)      Statement of Operations (continued)

	For the Six Months Ended June 30, 2007
	As Reported	Adjustment	Restated
	$	$	$
Revenues	5,297,095	(4,450,205)	846,890
Cost of Sales	1,593,307	(1,359,045)	234,262
Gross Profit	3,703,788	(3,091,160)	612,628
Operating Expenses
Amortization Expense	217,311	(207,038)	10,273
General and Administrative	1,961,487	2,106,305	4,067,792
Selling Expense	242,634	88,932	331,566
Total Operating Expenses	9,067,603	1,988,199	11,055,802
Other Income (Expense)
Interest Expense	(408,734)	30,442	(378,292)
Gain on Sale of Assets	–	179,002	179,002
Total Other Income (Expense)	(408,699)	209,444	(199,255)
Net Income (Loss)	(5,772,514)	(4,869,915)	(10,642,429)
Net Income (Loss) Per Share – Basic and Diluted	(0.24)	(0.19)	(0,43)

c)      Statement of Cashflows

	For the Six Months Ended June 30, 2007
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Income (Loss) for the Year	(5,772,514)	(4,869,915)	(10,642,429)
Adjustments to reconcile net loss to operating activities:
Issuance of common stock for services	1,108,250	2,267,460	3,375,710
Amortization Expense	217,383	(90,396)	126,987
Loss (Gain) on Sale of Asset	52,912	(231,915)	(179,003)
Changes in Operating Assets and Liabilities
Accounts Receivable	(3,627,776)	3,380,205	(247,571)
Inventory	87,506	(395,006)	(307,500)
Other Current Assets	(23,100)	23,100	–
Other Assets	(363,976)	(30,443)	(394,419)
Accounts Payable and Accrued Liabilities	360,320	(84,619)	275,701
Cashflows Used In Operating Activities	(1,314,824)	(31,529)	(1,346,353)

Investing Activities
Purchase of Property and Equipment	–	(190,983)	(190,983)
Proceeds from the Sale of Equipment	492,356	(492,356)	–
Cashflows Provided By (Used In) Investing Activities	492,356	(683,339)	(190,983)

Financing Activities
Proceeds from Issuance of Note Payable	770,458	(65,124)	705,334
Proceeds from Related Parties	–	65,124	65,124
Payment of Notes Receivable	–	(23,100)	(23,100)
Proceeds from Sale and Leaseback of Assets	–	737,968	737,968
Cashflows Provided By Financing Activities	770,458	714,868	1,485,326

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

Employees

As of June 30, 2008, we had eight (8) full time employees, we have three (3) consultants that dedicate a significant amount of time to our Company, and we hire part time employees on an as needed basis to assist in the production of our products.

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

Results of Operations

The following financial data compares the balances as relates to the Company for the three month period ended June 30, 2008 and 2007.  The following discussion has been updated using the restated financial statement balances.

Revenues

During the three month period ended June 30, 2008, the Company recognized revenues of $981,493 compared with $265,212 for the three months ended June 30, 2007, an increase of 270%.  The increase in revenues is attributed to the fact that the Company received some significant sales orders during the three months ended June 30, 2008.  The Company’s primary source of revenue is from the sale of Ethos FR®.  Other components of revenue include freight and service.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.

Gross Profit

Gross profit for the three months ended June 30, 2008, defined as revenues less cost of goods sold, was $419,942 or 42.8% of sales compared with $194,966 or 73.5% for the three months ended June 30, 2007.  Gross profit for the six months ended June 30, 2008 was $573,956, or 42.1% compared with $612,628 or 72.3% for the six months ended June 30, 2007.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Depreciation Expense
For the three months ended June 30, 2008, the Company incurred depreciation expense of $23,135, of which $21,001 is included in cost of goods sold, compared to $62,575 of which $57,295 is included in cost of goods sold for the three months ended June 30, 2007.  The decrease in depreciation expense is due to the fact that the Company entered into a sale leaseback transaction for its’ office building along with sale leaseback transactions of approximately $737,000 of manufacturing equipment in 2007.  The Company’s amortization policy is to amortize production and office equipment on a straight-line basis over a 5-year period, and amortize building costs straight-line basis over a 25-year period.

General and Administrative
For the three months ended June 30, 2008, the Company incurred general and administrative expense of $1,888,129 compared with $2,053,897 for the three months ended June 30, 2007.  The decrease in general and administrative expense is attributed to business consulting fees that were settled by the issuance of common shares with a fair value of $1,125,750 during the three months ended June 30, 2008 compared with $1,704,250 for the three months ended June 30, 2007.  The remaining difference is attributed to professional fees, office expenses, wages and salaries, directors’ fees, and outside services.

Selling Expense
For the three months ended June 30, 2008, the Company incurred selling expense of $85,420 compared with $200,226 for the three months ended June 30, 2007 and is related to marketing and business development expenditures that were settled by the issuance of common shares.  The decrease in selling expenses is attributed to the fact that the Company had limited cash flows, and focused its cash flow use to other operating areas such as repayment of debt.

Research and Development Costs
Research and development costs are charged to operations when incurred and are included in operating expenses as general and administrative expense or selling expense. For the three months ended June 30, 2008, research and development costs were $20,000 compared to $7,500 for the three months ended June 30, 2007.

The Company continues to strive to improve its products, packaging, etc., and develops new products for the future.

Other Income (Expenses)

Interest Expense
For the three months ended June 30, 2008, the Company incurred interest expense of $38,000 compared to $200,632 for the three months ended June 30, 2007.  The decrease in interest expense is attributed to the fact that the Company had $1,300,000 of outstanding promissory notes at June 30, 2008 compared with $4,750,000 of outstanding promissory notes at June 30, 2007.

Net Loss

For the three months ended June 30, 2008, the Company incurred a net loss of $1,593,741 compared with a net loss of $8,863,276 for the three months ended June 30, 2007.  The decrease in net loss is attributed to the charge to operations of $6,646,171 in June 2007 relating to recording of fair value of share purchase warrants that were issued.  In addition, during the three months ended June 30, 2008, the Company issued $1,125,750 of common shares for services compared to $1,704,250 for the three months ended June 30, 2007.

Common Shares

During the three months ended June 30, 2008, the Company issued 2,102,684 common shares to settle services incurred on behalf of the Company.  The fair value of the share issuances were based on the end-of-day closing share price of the Company’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB: ETEV).  Issuances during the three month period ranged from $0.31 – $0.70 per common share and the aggregate fair value of common shares issued during the three months ended June 30, 2008 was $1,125,750 which has been charged to operations as general and administrative expense.

Included in the common shares issued during the three months ended June 30, 2008 was 1,896,106 common shares with a fair value of $0.51 - $0.70 per common share or $1,037,974 issued to GreenBridge Partners Limited as part of the penalty shares for the Registration Rights Agreement.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $133,971, current assets of $511,590, total assets of $1,025,635, total liabilities of $1,919,529, and stockholders’ deficit of $893,894.

As at June 30, 2008, we had a working capital deficit of $1,407,939 compared with a working capital deficit of $168,889 for the year ended December 31, 2007.   The decrease in the working capital is attributed to the issuance of a $1,300,000 promissory note that was classified as a current liability as at June 30, 2008 compared with $350,000 as at December 31, 2007, along with a decrease of $372,415 of inventory as the Company incurred limited purchases of new inventory during the period ended June 30, 2008.

Cash Flows from Operating Activities

For the six months ended June 30, 2008, the Company used $806,714 of cash flows for operating activities compared with $1,346,353 for the six months ended June 30, 2007.  The decrease in cash flows used in operating activities is attributed to net positive cash flow change of $679,915 as the Company used up its excess inventory during the six months ended June 30, 2008.

During the six months ended June 30, 2008, cash flows used for operations is attributed to net cash loss from operations of $995,487, normalized for non-cash items, compared with net cash loss from operations of $627,564 for the six months ended June 30, 2007.

Cash Flows from Investing Activities

For the six months ended June 30, 2008, the Company used $32,967 of cash flows for investing activities compared with $190,983 for the six months ended June 30, 2007.  During the six months ended June 30, 2008, the Company incurred less cash flow for the purchase of property and equipment given the fact that the Company had limited cash flows and had incurred various sale leaseback transactions in order to free up capital for other operating purposes.

Cash Flows from Financing Activities

During the six months ended June 30, 2007, the Company received proceeds of $899,476 from cash flows from financing activities compared with $1,485,326 for the six months ended June 30, 2007.  The decrease in cash flows received from financing activities is attributed to net proceeds received of $950,000 from the issuance of promissory notes during the year compared with $705,334 of proceeds received from promissory notes and $737,968 received from sale leaseback transactions for the six months ended June 30, 2007.

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

Going Concern

As at June 30, 2008, the Company had a cash balance of $133,971.  For the six months ended June 30, 2008 and 2007, the Company recorded sales revenue of $1,362,191 and $846,890 and had gross profit of $573,956 and $612,668, respectively.  Despite the sales revenue, the Company recorded a net loss of $2,987,963 for the six months ended June 30, 2007 and had a working capital deficit of $1,407,939 as at June 30, 2008.

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

ITEM 4(T).     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information we are required to disclose in reports we file is recorded, processed, summarized and reported within the periods specified.

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

DATE: April 2, 2009	ETHOS ENVIRONMENTAL, INC. (Registrant) By: /s/ Corey P. Schlossmann
Corey P. Schlossmann President and CEO