Form 10-K
period 2008-12-31
Ethos Environmental, Inc.
filed 2009-04-15
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

Commission File Number 000-30237

ETHOS ENVIRONMENTAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0467241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6800 Gateway Park, San Diego, CA 92154

(Address of principal executive offices)

(619) 575-6800

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes      . No  X .

The aggregate market value of common stock held by non-affiliates of the Registrant on April 13, 2009 based on the closing price on that date of $0.32 on the Over the Counter Bulletin Board was $8,758,352. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

The number of shares of common stock outstanding as of December 31, 2008 was 43,493,958.

DOCUMENTS INCORPORATED BY REFERENCE:

ETHOS ENVIRONMENTAL

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “ETEV,” “we,” “us” and “our” are references to Ethos Environmental, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Item 1.    Description of Business

Overview

The mission of Ethos is to become the industry leader in the provision of high quality & environmentally friendly engine cleaning and lubrication products. Ethos’ affordably priced fuel catalysts maximize fuel mileage while minimizing ecologically damaging emissions.

The Company manufactures and distributes a unique line of fuel catalysts comprised of a blend of low and high molecular weight esters. Our products have been formulated to enhance fuel and motor oil with powerful self-cleaning and lubrication properties, with our flagship product, Ethos FR+ designed to improve the combustion of fuel as well. Our products have been tested on a wide selection of fuels and motor oils including bio-fuels and ultra low sulfur diesel.

Ethos has provided a remedy for reducing both the costs and the environmental impact of vehicle fuels and engine oils. Notably, both wasted fuel and high emissions stem from the same problem – inefficient burning of fuel. That is why the use of our products, formulated and tested for greater fuel burning efficiency, addresses both of these problems while also reducing overall engine maintenance costs in the process.

Ethos products address the problems of wasted fuel, air pollution, and insufficient lubricity. Fuel burns inefficiently in an internal combustion engine and that inefficiency leads to wasted fuel transformed into toxic emissions. Ethos products make fuel burn more efficiently so it significantly improves all three of the aforementioned adverse effects. Most importantly, the use of Ethos products is likely to result in fuel cost savings for most customers.

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

Reverse Acquisition of Ethos

On November 2, 2006, as part of a two-step reverse merger, the Company merged with and into Victor Nevada, Inc. a newly incorporated entity for the purpose of re-domiciling under the laws of the State of Nevada. Concurrently therewith, we completed the merger transaction with Ethos Environmental, Inc., a privately held Nevada corporation (“Ethos”). The Company was the surviving entity, and changed its name to Ethos Environmental, Inc. to more accurately reflect its new direction and business model.

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

The merger was intended to qualify as a re-organization within the meaning of Section 368(a) of the Internal Revenue Code and no gain or loss will be recognized by the Company as a result of the merger.

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

Organizational Chart

ecoMates, LLC

ecoMates™, a Nevada LLC formed on March 3, 2009, is wholly owned and managed by Ethos, with day-to-day operations handled by Thrive Worldwide, LLC. ecoMates will direct the Company’s retail distribution and marketing functions. ecoMates™ is a network marketing system that will leverage a proprietary suite of web/broadcast communication tools to maximize productivity and optimize communications.

Ethos Scientific LLC

Ethos Scientific, LLC, is a wholly-owned subsidiary also formed on March 3, 2009 as a Nevada LLC. Ethos Scientific™ will conduct research and development activities as well as advisory services to the Company as pertains to new products.

Government and Commercial Sales

All Government and Commercial Sales will continue to be handled by the parent company, Ethos Environmental, Inc.

Products

How Do Ethos Products Work?

Ethos products reformulate fuels for significantly greater lubricity and cleansing properties, with Ethos FR+ having the added benefit of improving the combustion of fuel. All of the internal engine components benefit from the improved cleansing and lubricating action including the fuel lines, filters, carburetors, spark plugs and injectors. A cleaner, more lubricated engine runs smoother, requires less maintenance, and lasts much longer. Most importantly, our products are formulated to help reduce the levels of carbon deposits that result in incomplete fuel combustion, thereby resulting in wasted fuel and toxic emissions. The unique combination of cleaning and lubricating esters in our products stabilize all fuels for greater efficiency without altering the fuel’s specifications.

For example, in the Ethos FR® product, a group of low molecular weight esters cleans the dirty deposits formed by fuels and the combustion process. These deposits impair engine performance and result in the exhaust of raw fuel –the primary contributor to pollution. Concurrently, a group of high molecular weight esters lubricate the engine surfaces as the fuel runs through the engine. The molecular structure of these higher weight esters is small enough to penetrate the metal and form a lubricating layer between the engine surfaces. This process enables an engine’s moving components to operate with less energy-robbing and pollution-causing friction and heat.

The primary task for the Company is to distinguish itself as an industry leader in the reduction of fuel costs and emission problems. Part of the challenge is to differentiate Ethos products from two types of products in this industry, additives - that are purported to increase fuel mileage and oxygenates - which are mandated to lower emissions.

We believe, that both additives and oxygenates provide short-term benefits at the price of long-term engine or environmental problems. Additives contain highly refined petrochemicals or compressed hydrocarbons that promise better fuel mileage and sometimes lower emissions, by “cleaning” the engine. Used mainly by individual consumers, they are expensive and commonly sold at the auto parts and retail stores. More than five thousand EPA-registered fuel additives compete in the retail market and although the EPA requires that such products be registered, that registration constitutes neither endorsement nor validation of the product’s claims.  Oxygenates, such as methyl tertiary butyl ether (MTBE) and Ethanol, are intended to lower emissions by adding oxygen to the fuel. Ethos products complement federally mandated oxygenates by lowering emissions. Ethos products are not oxygenates and cannot be used for the purpose of complying with current language federal legislation.  In contrast, Ethos products have cleaning properties that contribute to the lubrication of the engine instead of destroying it. The ester-based formula dissolves the gums and residues and adds important lubrication that an engine needs. The engine stays clean and lubricated, allowing it to run smoothly and efficiently.

Both E85 and biodiesel, such as B5, are alternative measures currently being considered for use by the federal government.  However, these alternative measures rely entirely on agricultural resources such as corn, barley, wheat and vegetable oils.  Realistically, the agricultural sector of the economy cannot hope to produce sufficient quantities of these products to cause an appreciable effect on global warming.  This is a problem not facing Ethos as our products are readily available and continuously produced at a lower price.

Esters

Esters comprise the primary element of all of the Company’s products. In the simplest terms, esters can be defined as the reaction products of acids and alcohols. Thousands of different varieties of esters are produced commercially for a broad range of applications. Within the realm of synthetic lubrication, a relatively limited family of esters has been demonstrated to be useful. Esters as lubricants have already captured certain niches in the industrial market such as reciprocating air compressors and high temperature industrial oven chain lubricants. When one focuses on high temperature extremes and their telltale signs such as smoking, wear, and deposits, the potential applications for the problem solving ester lubricants are virtually endless.

In many ways, esters are very similar to the more commonly known and used synthetic hydrocarbons or PAOs. Like PAOs, esters are synthesized form relatively pure and simple starting materials to produce predetermined molecular structures designed specifically for high performance lubrication. Both types of synthetic base stocks are primarily branched hydrocarbons which are thermally and oxidatively stable, have high viscosity indices, and lack the ndesirable and unstable impurities found in conventional petroleum based oils. The primary structural difference between esters and PAOs is the presence of multiple ester linkages (COOR) in esters which impart polarity to the molecules. This polarity affects the way esters behave as lubricants in the following ways:

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

Product Line

The Company manufactures a unique line of fuel re-formulators that contain a blend of low and high molecular weight esters. Ethos has three products, Ethos FR®, Ethos FR+, and Ethos Bunker Fuel Conditioner (“Ethos BFC”). Ethos FR® and Ethos BFC cleanse and lubricate the engine while Ethos FR+ is a fuel catalyst. There are two esters used in each product, a light ester and a heavy ester.  Ethos FR® and Ethos FR+ can be used in any internal combustion engine. Ethos BFC is used for Bunker Fuel, which is used in external combustion engines.

Ethos FR®

Product Benefits:  Ethos FR® is a unique combination of high-quality, non-toxic, specially designed esters comprised exclusively of carbon, hydrogen and oxygen. This product reduces emissions, helps maximize fuel efficiency, and lowers engine maintenance costs. Its considerable emissions-reducing capacity renders it an immediate and cost-effective method for countering the air pollution caused by fossil fuels and the internal combustion engine. Ethos FR® is a multi-functional fuel catalyst. It is designed for use in all fuels to increase power and mileage, dissolve gums and varnishes, lubricate upper cylinder components and keep the entire fuel system clean and highly lubricated. This combination of low molecular cleaning esters and the high molecular lubricating esters reformulates any fuel whether it’s gasoline, diesel, methanol, ethanol, LNG, compressed natural gas or bio-diesel. When blended with fuels, Ethos FR® reduces the emissions of hydrocarbons (HC), nitrogen oxides (NOx), carbon monoxide (CO), particulate matter (PM) and other harmful products of combustion. Yet, the emission of O2 is significantly increased.

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

Testing To Date: An EPA registered laboratory confirms that Ethos FR® is 99.99976% clean (upon ignition), ash-less upon combustion, and free of carcinogens. It is recommended for use at 1 part in 1280, which is equal to 2 fluid ounces of Ethos FR® per 20 gallons of fuel.

In March 2008, Louis Meyer III, the Technical Director for the Indy Racing League and the Firestone Indy Lights Series, oversaw testing of Ethos FR®. This testing indicated that the product is successful in generating quicker lap times, lower water and oil temperature readings, a drop in emissions, and an improvement in power & fuel efficiency.

Testing was also conducted in September of 2008 at a Transport Canada (Canadian Government) Motor Vehicle Test Center in Blainville, Quebec. The results of this test indicated a 1.51% improvement in fuel consumption and a reduction in opacity from 5.5% to 3.9%.

As well, an October 2008 test conducted at an EPA-approved laboratory confirmed that Ethos FR® increases lubricity in engine oil by 10%. This improved lubricity confirms that the product enables engines to run cooler and reduce friction, thereby resulting in greater engine life. The test was performed by adding 1 ounce of Ethos FR per quart of oil, which is the dosage recommended on each bottle of Ethos FR®.

Regulatory Status: Ethos FR® is registered with the Environmental Protection Agency for use in gas and diesel fuels. In 2008, Ethos FR successfully demonstrated compliance with the SAE’s J1321 specification.

Ethos FR+

Product Benefits: Ethos FR+ consists of our original product, with one additional plant based ingredient.  Ethos FR+ offers all the same benefits as its predecessor. The “+” represents improved fuel efficiency and emissions reductions.

Testing to Date:  Ethos FR+ has been tested at the California Environmental Engineering Laboratory - Center for Environmental Research (EPA-recognized and CARB-certified) in Santa Ana, California. The tests were conducted in full compliance with Federal Regulations. Test analysis confirmed a reduction in tailpipe emissions for Hydrocarbons, Carbon Monoxide, Nitrous Oxide, and Particulate Matter. Tests also confirmed a marked improvement in horsepower. It is recommended that 2 fluid ounces of Ethos FR+ be used per 15 gallons of fuel.

For additional information, please refer to the below letter:

Regulatory Status:  Ethos is in the process of seeking EPA registration for Ethos FR+, and will seek other approvals, registrations or certifications as necessary to fully comply with all regulations.

Ethos BFC

Product Benefits: Ethos BFC (Ethos Bunker Fuel Conditioner) has been demonstrated to reduce carbon emissions substantially. When added in proper concentration, the components of Ethos BFC are optimized to enhance fuel stability. This product also helps maximize performance by cleaning and maintaining the entire fuel system.

Testing to Date: Thus far, all testing on this product has been internal.

Regulatory Status: At present, Ethos BFC cannot be sold domestically. Ethos will seek approvals, registrations and certifications as necessary for Ethos BFC.

Trademarks

We own the following trademark(s) used in this document (which is registered with the United States Patent and Trademark Office under Registration Number 3,015,561): Ethos FR. Trademark rights are perpetual provided that we continue to keep the mark in use. We also have two pending Trademark registrations for ecoMates™ and Ethos Scientific™.  We consider these marks, and the associated name recognition, to be valuable to our business.

Air Quality Standards

It is believed that with the increased worldwide focus on the greenhouse effects of petroleum products, the ability of Ethos to reduce emissions can only increase the Company’s market presence. Political and media pressures are causing more people to become concerned about our environment and the effects of global warming. Most researchers had anticipated the complete disappearance of the Arctic ice pack during the summer months would not happen until after the year 2070, but now believe it could happen as early as 2030.

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

The approach of The Company is to sell our products “one gallon at a time”, earning the respect and trust of each user. Over the past decade, our products have gone though extensive miles of road tests, with all such testing verifying the ability of our products to significantly reduce emissions while improving gas mileage.

Market Research

Domestic Vehicle Market

Since our products have been formulated to benefit both passenger and commercial vehicles, its potential market encompasses all such vehicles in the United States (with other countries to be targeted subsequently): As of 2006, there are over 250 million passenger vehicles in active use in the United States alone1. Of these, roughly 135 million are cars, 100 million are pick-up trucks & sport utility vehicles, roughly 9 million are other types of trucks/trailers, and approximately 7 million are motorcycles. These numbers keep growing steadily, even in an economic downturn: Almost 11 Million new vehicles were sold in the United States in 20082 -- roughly ¼ of total global demand for new vehicles.

However, due to current economic conditions, the rate of growth is expected to stay negative for the immediate future. The 2008 numbers mark a double digit decrease from the previous year and a further year-over-year decline is expected for 20093. Fortunately, positive growth is expected to resume by the end of 2009 and, by 2010, sales of 14 million new vehicles are projected for the US market4. By 2012, that sales figure is projected to exceed 16 million5. So, even within the next 3 year period, overall growth estimates are very positive.

_____________________________

“Total Number of Vehicles”, Department of Transportation: Bureau of Transportation Statistics, 2006

“J.D. Power & Associates Vehicle Forecast” , J.D. Power & Associates, October 9th, 2008

“Germany's VDA Forecasts US Auto Market Will Grow in 2010 - Clean Diesels Go on the Offensive”, The Auto Channel, January 11, 2009

“North American Light Vehicle Industry Forecasts”, IHS Global Insight, December 2008

Ibid.

11

Segment Focus – Domestic Fuel & Engine Oil Consumption

According to the latest (2009) energy outlook from the Department of Energy’s Energy Information Administration, current domestic consumption of transportation fuel exceeds 14 Million barrels per day6. This figure is expected to rise fairly consistently for the foreseeable future (to 2030) but the projected growth rate is tempered by higher CAFE standards and other regulatory and technological factors that are likely to moderate the use of transportation fuel. Nonetheless, with among the most rapidly growing populations in the industrialized world7, continued growth in domestic transportation fuel usage is, for the foreseeable future, inevitable.

Sub-Segment Focus – The Lubricant Additive Industry

Within the fuel segment of the domestic automotive market, Ethos competes in the sub-segment of Lubricant Additives. Despite the current economic contraction, the lubricant additive market will grow by 0.7% in 20098 – not a remarkable growth rate but very strong when most markets are experiencing marked declines. Notably, within this sub-segment, friction modifiers like Ethos FR are enjoying particularly strong growth and are expected to continue outperforming the general lubricant additive market through to 20139.

A recent market study on this sub-segment revealed a number of trends of direct relevance to the Ethos product line. Until 2013, the primary drivers of growth in the lubricant additive industry will be emission control, improving fuel economy in passenger vehicles, use of bio-fuels, use of ultra low sulfur diesel, and maximizing engine life. Our products have been tested successfully with bio-fuels and ultra low sulfur diesel10. Most importantly, the Company’s primary objectives with its products pertain specifically to improved fuel economy, lower emissions, and increasing engine life. These objectives seem to be in perfect alignment with the direction of the market.

A Green Regulatory Environment

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

To combat this problem, the U.S. Environmental Protection Agency developed a two-step plan to significantly reduce pollution from new diesel engines. (New Emission Standards for Heavy-Duty Diesel Engines Used In Trucks and Buses) (October 1997, EPA 420-F-97-016).  The first step set new emissions standards for diesel engines beginning in 2000. The second step sets even more stringent emission standards. In March of 2009, the Department of Transportation mandated a significant increase in CAFE (Corporate Average Fuel Economy) standards for 2011 vehicles. These policy initiatives are expected to be continually strengthened throughout the term of the new administration.

Within his first week in office, President Barack Obama issued 2 executive orders of direct relevance to the ongoing growth of the Company:  One mandates heightened fuel economy standards while the second strengthens enforcement of greenhouse gas emissions rules. Given that improved fuel economy and lower emissions are the two primary benefits of Ethos’ products, the direction of the new administration is very positive for Ethos. Moreover, as revealed by its recent budget proposals, the Obama administration is intent on implementing an emissions trading system that will both discourage greenhouse gas emissions and provide an additional source of revenue to the government11.

The drastic emissions-reducing impact of Ethos’ product line is ideally suited to the aggressively green public policy pursued by the administration and the Democratic-led Congress. Even if only half of these green legislative initiatives become law, they are likely to have a dramatic impact on demand for emissions-reducing products on both the commercial and consumer level. Clearly, from a regulatory perspective, the domestic market is heading into very favorable territory for the commercial and consumer prospects of the Ethos product. Moreover, it is possible that, in such a regulatory environment, there will be public/private partnership opportunities for Ethos (and/or ecoMates, its wholly owned marketing and distribution subsidiary – discussed above).

_____________________________

“Annual Energy Outlook 2009”,  Department of Energy: Energy Information Administration, March 2009

“U.S. population hits 300 million mark", Associated Press, October 17th, 2006

“Global Lubricant Additives 2008”, Kline & Company, March 18, 2009

Ibid.

Ibid.

Eilperin, Juliet, & Mufson, Steven, “Budget Expects Revenue From Limits on Emissions”, Washington Post, February 26, 2009

Competition

Although there are hundreds of fuel additive products that purport to improve fuel mileage, relatively few of those products also reduce emissions (in fact, many of those formulations actually worsen emissions). Among those that do both, Ethos’ products are in a class of their own for a number of compelling reasons: Most importantly, we are not aware of any other brand of fuel additive that has demonstrated its ability to reduce all tailpipe emissions. As well, the company has engineered its products to enable additional horsepower. Offering such an advanced level of performance and environmental advantages, Ethos believes that it is in a class of its own among fuel additive brands.

However, the market for products and services that increase diesel fuel economy, reduce emissions and engine wear is rapidly evolving and intensely competitive and management expects it to increase due to the implementation of stricter environmental standards. Competition can come from other fuel additives, fuel and engine treatment products and from producers of engines that have been modified or adapted to achieve these results. In addition, we believe that new technologies, including additives, may further increase competition.

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

The Company competes with both established companies and a significant number of startup enterprises. We face competition from producers and/or distributors of other diesel fuel additives (such as Lubrizol Corporation, Chevron

Oronite Company, Octel Corp., Clean Diesel Technologies, Inc. and Ethyl Corporation), from producers of alternative mechanical technologies (such as Algae-X International, Dieselcraft, Emission Controls Corp. and JAMS Turbo, Inc.) and from alternative fuels (such as bio-diesel fuel and liquefied natural gas) all targeting the same markets and claiming increased fuel economy, and/or a decrease in toxic emissions and/or a reduction in engine wear.

In contrast, the Company’s products have cleaning properties that contribute to the lubrication of the engine instead of destroying it. The ester-based formula dissolves the gums and residues and adds important lubrication that an engine needs.  The engine stays clean and lubricated, allowing it to run smoothly and efficiently. After all, it has been demonstrated that particulate matter circulating in the engine increases friction thereby increasing the wear on the engine and impairing its ability to operate with maximal efficiency and smoothness.

To illustrate the competitive dynamics further, here is some further information regarding two of the Company’s primary competitors (note that even these competitors do not provide the full range of benefits provided by Ethos):

Red Line Oil: Friction Modifier -- Red Line’s “Limited Slip Friction Modifier” claims to reduce break-in temperatures by up to 50 degrees Fahrenheit. The product has been formulated for use with both synthetic and petroleum gear lubricants. A four fluid ounce bottle of this product retails for $6.9512. Red Line Synthetic Oil Corporation is a privately held company headquartered in Benicia, California.

AMSOIL: Friction Modifier -- Amsoil’s “Friction Modifier Slip Lock Differential Additive” claims to not only reduce but eliminate gear chatter in most cars, trucks, and SUVs.  Like Red Line’s friction modifier, this product has also been formulated for use with both synthetic and petroleum gear lubricants. A four fluid ounce bottle of this product retails for $7.7013. According to the Goliath business database, AMSOIL Incorporated generated over $44,000,000 in revenue for 2008. Notably, a successful network marketing system is the primary source of sales for this company. AMSOIL Incorporated is a privately held company based in Superior, Wisconsin.

____________________________

“Red Line Oil: Gear Lubricants”, Red Line Corporate Website, accessed March 23, 2009

13

“AMSOIL Online Store”, Amsoil Corporate Website, accessed March 23, 2009

Ethos products reduce fuel emissions, benefiting the environment in two notable ways:

1.           Customers report that the use of Ethos products reduce engine exhaust emissions, including measurable reductions in the emission of hydrocarbons (HC), nitrogen oxides (Nox), and carbon monoxide (CO).  All of these emissions are highly toxic and detrimental to the environment.

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

Another significant element of the competitive advantage is the Company’s powerful distribution system: ecoMates, powered by a suite of proprietary communication technologies and a team of direct marketing veterans, is well-positioned to maximize the promotional impact of the Ethos product line and generate long-term sales growth.

Research and Development

The Ethos Scientific Board is continually identifying and developing new product enhancements for the Company’s product line. The purpose of this board is to ensure that the Company maintains its competitive edge in the fuel additive industry.

Distribution and Marketing

The Company will continue to work to develop its commercial business by expanding the number and size of its commercial clients throughout the United States and beyond. However, for the foreseeable future, the core entity directing the Company’s distribution and marketing functions will be ecoMates™.

ecoMates™

Like other network marketing systems, ecoMates™ will be comprised of a network of vertically organized independent distributors whereby distributors will acquire designated quantities of Ethos products at wholesale prices. Distributors are free to determine how much of the product to use for themselves and how much to sell to consumers at retail prices. The full profit from such retail sales is kept by distributors. Moreover, distributors earn additional income by enlisting associates. A portion of the wholesale product purchases made by these “down-line” associates are paid out to those that enlisted them. In such a manner, strong incentives are in place for not only selling as much product as possible but urging others to sell the product as well.

Dissimilar to other network marketing systems, ecoMates™ will host a unique set of advanced communication technologies. These include streaming video web tools especially designed to facilitate remote face-to-face communications among ecoMates distributors. Of course, this saves time, money, and logistical difficulties by minimizing the need for arranging meetings in the same room. As such, it is an excellent way of maximizing the productivity of distributors. Moreover, all video meetings are stored for future playback on any web-enabled device (including cell phones!). Similarly, ecoMates video e-mail enables distributors to utilize a host of advanced video tools within their e-mail communications.

ecoMates™ management and distributors will also benefit from live broadcasting capability whereby one can broadcast via the web and anyone, throughout the world, with the designated login information for the broadcast will be able to view it on any web-enabled device. This broadcasting system includes sophisticated features such as real time chat, polling, and viewer statistics. Among other productivity tools, ecoMates™ also provides a “media vault” through which distributors can instantly backup files of all kinds on the vault and access those files as needed through a user-friendly online interface.

Notably, ecoMates™ is not only advanced in terms of technological sophistication but also in terms of eco-friendliness.  ecoMates™ intends to be the leading green network marketing organization in the world. The communication technologies described above are all outstanding green productivity tools that enable a more effective distributor network that can do its business with as little driving, flying, and paper use as possible. And, of course, ecoMates will be distributing a product that reduces emissions thereby enabling an unprecedented green opportunity. That is why ecoMates will be promoted as both a financial opportunity (i.e. reduce fuel expenses and earn money selling the product) and a green opportunity (i.e. reduce emissions on the road).

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

The results below are test results of customer experiences using Ethos FR®.  The results are for a fleet of trucks for Allied Waste. On our website are results for other customers, which may be viewed by visiting www.ethosfr.com. In most customer tests.

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

Supply Arrangements

We presently obtain our raw materials from six (6) suppliers. However, these arrangements are not governed by any formal written contract. Accordingly, either party may terminate the arrangement at any time. If a supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), business and planned operations could be adversely affected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by current suppliers, or that, if comparable, products can be acquired under acceptable terms and conditions.

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

Our products may also be subject to other local, federal or international regulations, and Ethos will comply with all such regulations.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses.

Employees

As of April 9, 2009, we employed 5 full-time employees and 0 part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

ITEM 1A.   RISK FACTORS

Risk Factors

Cautionary Statement on Forward-Looking Statements

We have made and will make “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our 2006 Annual Report, in this Annual Report on Form 10-K and in other contexts relating to future growth and profitability targets and strategies designed to increase total shareholder value. Forward-looking statements also include, but are not limited to, information regarding our future economic and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

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

Some forward-looking statements that we make in this Annual Report on Form 10-K and in other contexts represent challenging goals for our company, and the achievement of these goals is subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by the following cautionary statements.

Going Concern

Our auditors have expressed substantial doubt about our ability to continue as a going concern, which may result in the loss of your entire investment. If we discontinue operations, you will lose your entire investment.

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

Lack of operations, positive cash flow and profitability may continue which will affect our ability to remain in business

Since the inception of the Company, we have been unable to generate positive cash flow or profits in the industries in which we participate. If we do not generate positive cash flow and hence become profitable, we may not be able to remain in business.

Uncertainty of commercial success may affect our ability to remain in business

With respect to our revenue and profitability prospects, we may not be able to achieve commercial success with our operations. Furthermore, our industry is characterized by rapid change and growth. Accordingly, we may not be able to keep up with the pace of change or fund its growth. If we fail to achieve commercial success, we will continue to suffer net losses and we will have to go out of business.

Competition may have an adverse effect on our business

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

Dependence on management will affect our profitability

Future success depends on the continued services of the Company’s Chief Executive Officer, and Board of Directors. The loss of any of their services would be detrimental and could have a material adverse effect on the business, financial condition and results of operations. Future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. We may not be able to attract, assimilate, or retain qualified managerial personnel and our failure to do so could have a material adverse effect on the business, financial condition and results of operations.

Possible Delisting

On November 16, 2005, the Securities and Exchange Commission (SEC) approved the proposed rule change to NASD Rule 6530, also known as the Eligibility Rule. Under the rule change, OTC Bulletin Board (OTCBB) issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member. The new rule will apply to filings for reporting periods ending on and after October 1, 2005.

Since October 1, 2005, the Company has been cited for a filing delinquency two (2) times. If the Company is cited for a filing delinquency for a third time on or before August 21, 2009, then the Company will be ineligible for quotation by an NASD member, which would cause an investor or an existing shareholder to potentially lose all or part of his investment.

This is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of your investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock. There can be no assurance that we will have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

You will be diluted if we issue additional common stock, options to purchase common stock and/or debt or equity securities convertible into common stock.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for the purposes of distributions, may have an adverse effect on the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and common stock. Upon our liquidation, holders of our debt securities, if any, and shares of stock, if any, and lenders with respect to other borrowings, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us reduce the value of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in the Company.

Results may fluctuate and may not be indicative of future performance.

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods.  Factors that could cause operating results to fluctuate include, but are not limited to, variations in the costs of identifying, negotiating and consummating acquisitions of businesses consistent with our business plan; variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation; the degree to which we encounter competition in our markets; and other general economic and operational circumstances.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

·	price and volume fluctuations in the overall stock market from time to time;

·	significant volatility in the market price and trading volume of securities of financial services companies;

·	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities (“LEAPs”), or short trading positions;

·	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

·	general economic conditions and trends;

·	loss of a major funding source; or

·	departures of key personnel.

OTC Bulletin Board.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”).  The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges.  Securities traded on the OTCBB are typically thinly traded, highly volatile, have fewer markets and are not followed by analysts.  The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB.  Quotes for stocks included on the OTCBB are not listed in newspapers.  Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our common stock may be unable to sell their shares at acceptable prices.

Penny Stock Rules.

Trading in our securities will be subject to the “penny stock” rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price of our common stock.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

Our business operations are subject to various laws and regulations concerning consumer financing.  We are also regulated by the SEC and impacted by regulations of certain state regulatory agencies and self-regulatory organizations.  Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

No dividends.

Holders of our securities will only be entitled to dividends when, as and if declared by our Board of Directors.  We do not expect to generate a sufficient cash surplus which would be available for dividends in the foreseeable future.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our principal executive office is located at 6800 Gateway Park Drive San Diego, CA 92154. Our telephone number is (619) 575-6800. We lease approximately 65,000 square feet of industrial/office space for $63,000 per month. The space we lease is utilized for offices and for manufacturing purposes. It is our belief that the various spaces are adequate for our immediate needs. Additional space may be required as we expand our activities. We do not foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.

LEGAL PROCEEDINGS

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

On May 21, 2008, a lawsuit was filed in Superior Court of Arizona, Maricopa County, by the Bedrock Group (a shareholder) naming the Company as a defendant.  In addition, the Company’s former Chief Executive Officer, Enrique de Vilmorin, was also named as a defendant.  The lawsuit alleges that the Company, by and through Mr. de Vilmorin, improperly converted certain stock belonging to the Bedrock Group.  The Bedrock Group is seeking monetary damages.

On November 19, 2008, the Company filed a lawsuit in Superior Court of California, San Diego County, against Enrique de Vilmorin, its former Chief Executive Officer, and Sonia Dominguez, Mr. de Vilmorin’s spouse.  The lawsuit alleges that Mr. de Vilmorin improperly used Company assets for personal benefit/expenditures and to purchase/pay for certain real property without the consent of the Company.  The Company is seeking monetary damages.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5.

Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are currently trading on the OTC Bulletin Board (“OTCBB.  Prior to November 16, 2006, our trading symbol was “VICI.” On November 16, 2006, to reflect our new name and the 1 for 1,200 stock split, our trading symbol was changed to “ETEV”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2007 through December 31, 2008.

	Bid*
	Low	High
2007 Fiscal Year
Jan - Mar 2007	$3.51	$5.50
Apr - June 2007	$1.92	$4.35
July - Sept 2007	$0.79	$2.00
Oct - Dec 2007	$0.90	$2.15

2008 Fiscal Year
Jan - Mar 2008	$.55	$1.71
Apr - June 2008	$.26	$.70
July - Sept 2008	$.13	$.43
Oct - Dec 2008	$.05	$.22

*All of the prices indicated in the table above reflect the reverse stock split, which became effective November 16, 2006.

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of April 13, 2009, there were 778 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 20, 2006, the board of directors adopted the 2006 Stock Incentive Plan or the 2006 Plan. The 2006 Plan reserves 3,500,000 shares of our common stock for issuance in connection with stock options, stock awards and other equity-based awards.

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2008, those set forth elsewhere in this Report, and those filed on Form 8-Ks subsequent to December 31, 2008 and through the date of this Report.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

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

Results of Operations and Analysis of Financial Condition

Results of Operations

The following financial data compares the balances as relates to Ethos Environmental, Inc. for the fiscal years ended December 31, 2008 and 2007.

Revenues

During the year ended December 31, 2008, the Company recognized revenues of $2,357,553 compared with $1,355,141 for the year ended December 31, 2007, an increase of 74.0%.  The increase in overall sales revenue was a result of a stronger focus on the sales process during the year ended December 31, 2008 compared with the development of its internal processes rather than marketing of its products and finding new customers and distributors during the year ended December 31, 2007.  The Company’s primary source of revenue is from the sale of Ethos FR®.  Other components of revenue include freight and service.

The Company is continuing to focus on its future growth of Ethos FR®.  Our main priorities continue to be: (1) increasing market awareness of Ethos FR® through our sales and marketing plan, including partnerships with marketing companies to help promote our company, (2) continued growth in the number of customers and vehicles per customer, especially in light of the poor economy and the cost savings that can be generated by individuals and companies through the use of  Ethos FR®,  and (3) providing extensive customer service and support.

Gross Profit

Gross profit for the year ended December 31, 2008, defined as revenues less cost of goods sold, was $934,795 or 39.7% of sales compared with $610,005 or 45.0% for the year ended December 31, 2007.  The decrease in gross profit margin was due to increased costs of production incurred by the Company that could not be passed onto the consumers given the poor economic conditions and the competitiveness of the fuel reformulating sector.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Depreciation Expense

For the year ended December 31, 2008, the Company incurred depreciation expense of $81,355 compared to $201,093 for the year ended December 31, 2007.  The decrease in depreciation expense was attributed to the sale leaseback of the Company’s building and certain manufacturing equipment during 2007.  The Company’s amortization policy is to amortize production and office equipment on a straight-line basis over a 5-year period, and amortize building costs straight-line basis over a 25-year period.  The majority of the depreciation expense for the years ended December 31, 2008 and 2007 was charged to cost of sales as the assets used were directly resulting in the production of revenue-producing goods.

General and Administrative

For the year ended December 31, 2008, the Company incurred general and administrative expense of $7,555,563 compared with $17,655,463 for the year ended December 31, 2007.  The decrease in general and administrative expenses is attributed to the fact that the Company incurred stock based compensation expense of $6,646,171 in 2007 relating to the issuance of share purchase warrants to replace the convertibility features of its Promissory Note secured by the purchase of the Company’s building.  Furthermore, the Company issued a lower value of common shares for services in the current year compared to 2007.

Selling Expense

For the year ended December 31, 2008, the Company incurred selling expense of $273,960 compared with $6,861,554 for the year ended December 31, 2007 and is related to marketing and business development expenditures that were settled by the issuance of common shares.  During the year ended December 31, 2008, the Company limited its selling expense based on the fact that the Company’s focus was on internal operations and strategic development rather than marketing and promotion of the Company’s products.

Other Income (Expenses)

Interest Expense

For the year ended December 31, 2008, the Company incurred interest expense of $181,993 compared with $618,084 for the year ended December 31, 2007.  The decrease in interest expense is due to the fact that the Company settled the interest-only of $4,750,000 that was used to finance the purchase of the Company’s building in 2007.  For the year ended December 31, 2008, interest expense was attributed to accrued interest relating to the promissory notes and convertible notes that were issued by the Company as general financing of the Company’s continued operations.

Other Income

During the year ended December 31, 2008, the Company recorded other income of $201,137 compared with $390,206 for the year ended December 31, 2007.

Net Loss

For the year ended December 31, 2008, the Company incurred a net loss of $7,177,819 compared with a net loss of $24,582,613 for the year ended December 31, 2007.  The decrease in the net loss is attributed to the fact that the Company increased its gross profit from fiscal 2007 by $324,790 and decreased the value of its issuance of common shares to settle debt and services by $9,143,110, and had an overall decrease in stock-based compensation expense relating to the issuance of share purchase warrants of $6,274,034.

Common Shares

December 31, 2008

During the year ended December 31, 2008, the Company issued 5,745,877 common shares to settle debt and services on behalf of the Company, issued 12,465,428 common shares as penalty and settlement shares as part of the Registration Rights Agreement executed in October 2007, issued 909,091 common shares for cash proceeds, and cancelled 13,600,000 common shares that were previously issued to the former Chief Executive Officer of the Company.

During the year ended December 31, 2008, the Company issued 12,465,428 common shares as penalty and settlement of a Registration Rights Agreement signed in October 2007.  The common shares issued had a fair value of $2,818,840 using the end of day share trading price of the Company based on the date of issuance.

In November 2008, the Company cancelled 13,600,000 common shares that were previously issued by the former Chief Executive Officer of the Company.

In August 2008, the Company issued 909,091 common shares at $0.33 per common share for gross proceeds of $300,000.

December 31, 2007

During the year ended December 31, 2007, the Company issued 11,914,000 common shares to settle services incurred on behalf of the Company and issued 2,500,000 common shares for cash proceeds of $2,050,000.

In August 2007, the Company issued 2,500,000 common shares to Greenbridge Capital Partners (“Greenbridge”) as part of the sale leaseback transaction where the Company sold the rights to its office building to Greenbridge and 2,500,000 common shares in exchange for proceeds of $7,875,000.  The sale price was allocated as $5,875,000 to the building and $2,000,000 to the common shares as fair value under a arms-length transaction.

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

The remaining 6,914,000 common shares were issued for consulting services and professional fees at varying periods throughout the year and were assessed at fair value using the end-of-day share price of the Company’s common stock.  Share issuances ranged from $0.95 - $5.00 per common share and the 6,914,000 common shares were reported at a fair value of $11,107,708.

Liquidity and Capital Resources

At December 31, 2008, we had cash of $72,232, current assets of $390,270, and total assets of $866,239 compared with cash of $74,178, current assets of $1,413,104, and total assets of $2,004,247 at December 31, 2007.  The decrease in current assets and total assets were attributed to a decrease in capital assets of $48,364 based primarily on amortization of existing assets, and decrease in inventory of $379,255 as the Company had limited cash flows and did not replenish their inventory amounts at December 31, 2008.

The Company had total liabilities of $2,400,039and stockholders’ deficit of $1,533,800 as at December 31, 2008 compared with total liabilities of $929,712 and stockholders’ equity of $349,446 as at December 31, 2007.  The increase in total liabilities is attributed to net issuance of $835,059 of debt financing from various demand loans and promissory notes along with net increases in accounts payable and accrued liability of $576,308 due to timing differences from payment of expenditures given the limited nature of the Company’s cash flow.

Cash Flows from Operating Activities

For the year ended December 31, 2008, the Company used $1,104,012 of cash flows for operating activities compared with $3,454,124 for the year ended December 31, 2007.  The decrease in cash flows used for operations are attributed to net cash loss for the year ended December 31, 2008 of $1,778,829 compared with net cash loss of $2,592,859 for the year ended December 31, 2007.  Furthermore, the Company incurred less cash on inventory purchases compared to December 31, 2007 which resulted in a net cash savings of $570,739 and had net cash savings of $655,724 from accounts payable and accrued liabilities based on timing differences of when billed invoices were paid.

Cash Flows from Investing Activities

For the year ended December 31, 2008, the Company used cash flows of $32,991 for purchases of capital assets compared with receiving cash flows of $6,034,731 for the year ended December 31, 2007 which was related to the proceeds from the sale leaseback transactions of its building and manufacturing equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2008 the Company received proceeds of $1,135,059 from cash flows from financing activities compared with use of cash of $2,571,298 for the year ended December 31, 2007.  In fiscal 2008, the Company received $1,431,580 from the issuance of promissory notes and demand loans, $300,000 from the issuance of common shares, and repaid $350,000 in promissory notes and $246,521 in related party payables.  In fiscal 2007, the Company received $2,050,000 from the issuance of common shares, $350,000 from the issuance of note payable, but also repaid $5,167,819 of existing demand loans and notes payable.

Loan Facilities

On February 7, 2007, the Company entered into an equipment lease agreement with Mazuma Capital Corp. wherein the Company agreed to a 24-month sale and leaseback arrangement for up to $800,000 of its manufacturing equipment. The lease calls for a monthly payment based on a factor of .04125 times the average outstanding loan balance during the month.

The contract for this sale and leaseback of equipment should be accounted for as an operating lease per SFAS 13 and 28, and will be shown as such as at December 31, 2008.  There is no bargain purchase option at the end of the lease, and neither the 75% nor the 90% test has been met.  The title may pass back to the Company at the end of the lease; however, the lease may also be continued at the end of the 24 month period.

Going Concern

As at December 31, 2008, the Company had a cash balance of $72,232.  For the years ended December 31, 2008 and 2007, the Company recorded sales revenue of $2,357,553 and $1,355,141 respectively, and had gross profit of $934,795 and $610,005, respectively.  The Company recorded a net loss of $7177,819 for the year ended December 31, 2008 compared with a net loss of $24,582,613 for the year ended December 31, 2007.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data

Ethos Environmental, Inc.

December 31, 2008 and 2007

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Ethos Environmental Inc.

We have audited the accompanying consolidated balance sheets of Ethos Environmental Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ethos Environmental Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred an accumulated deficit of $51,029,259, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada

April 13, 2009

6490 West Desert Inn Road, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Ethos Environmental, Inc.

Consolidated Balance Sheets

(expressed in U.S. dollars)

	December 31, 2008 $	December 31, 2007 $

ASSETS

Current Assets

Cash	72,232	74,176

Accounts Receivable, net of allowance of doubtful accounts	94,894	84,248

Inventory (Note 3)	223,144	602,399

Total Current Assets	390,270	760,823

Property and Equipment, net (Note 4)	70,552	118,916

Other Assets (Note 5)	405,417	399,419

Total Assets	866,239	1,279,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	681,583	223,891

Accrued Liabilities	301,876	109,300

Notes Payable (Note 6)	1,416,580	350,000

Demand Loan	–	246,521

Total Liabilities	2,400,039	929,712

Stockholders’ Equity (Deficit)

Common Stock (Note 7) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 43,518,958 and 37,998,562 common shares, respectively	4,352	3,800

Additional Paid-In Capital (Notes 7 and8)	50,073,653	44,779,632

Accumulated Deficit	(51,611,805)	(44,433,986)

Total Stockholders’ Equity (Deficit)	(1,533,800)	349,446

Total Liabilities and Stockholders’ Equity (Deficit)	866,239	1,279,158

Going Concern (Note 1)

Commitments and Contingencies (Note 11)

Subsequent Events (Note 13)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Operations

(expressed in U.S. dollars)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	$	$

Revenue	2,357,553	1,355,141

Cost of Sales	1,422,758	745,136

Gross Profit	934,795	610,005

Operating Expenses

Amortization Expense	8,133	20,193
Bad Debt Expense	294,102	427,530
General and Administrative (Notes 8 and 9)	7,555,563	17,655,463
Selling Expense	273,960	6,861,554

Total Operating Expenses	8,131,758	24,964,740

Loss from Operations	(7,196,963)	(24,354,735)

Other Income (Expenses)

Interest Expense	(181,993)	(618,084)
Income tax expense (Note 12)	–	–
Other Income	201,137	390,206

Total Other Income (Expenses)	19,144	(227,878)

Net Loss	(7,177,819)	(24,582,613)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.18)	(0.87)

Weighted Average Shares Outstanding	39,797,210	28,197,683

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	$	$

Operating Activities

Net Loss	(7,177,819)	(24,582,613)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Amortization Expense	81,355	201,093
Accretion of discounts on convertible debt (Note 5)	45,000	–
Bad Debt Expense	294,102	427,530
Common Stock Issued for Services (Note 6)	1,280,610	14,714,960
Common Stock Issued for Registration Rights (Note 6)	2,818,240	–
Issuance of Share Purchase Warrants (Note 7)	372,137	6,646,171
Issuance of Stock Options (Note 8)	463,586	–

Changes in operating assets and liabilities:

Accounts Receivable	(304,748)	(215,846)
Inventory	379,255	(191,484)
Other Assets	(5,998)	(374,519)
Accounts Payable and Accrued Liabilities	650,268	(79,416)

Net Cash Used In Operating Activities	(1,104,012)	(3,454,124)

Investing Activities

Purchase of Property and Equipment	(32,991)	(198,680)
Proceeds from Sale of Equipment	–	6,233,411

Net Cash Provided By (Used in) Investing Activities	(32,991)	6,034,731

Financing Activities

Proceeds from Issuance of Common Shares	300,000	2,050,000
Proceeds from Issuance of Note Payable (Note 6)	1,431,580	350,000
Proceeds from Related Parties, net	(246,521)	196,521
Repayment of Note Payable	(350,000)	(5,167,819)

Net Cash Provided By (Used In) Financing Activities	1,135,059	(2,571,298)

Increase (Decrease) in Cash	(1,944)	9,309

Cash – Beginning of Year	74,176	64,867

Cash – End of Year	72,232	74,176

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

From January 1, 2007 to December 31, 2008

(expressed in U.S. dollars)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – December 31, 2006	24,334,562	2,434	21,369,867	(19,851,373)	1,520,928

Issuance of common shares for services	11,214,000	1,121	14,713,839	–	14,714,960

Issuance of common shares for cash	2,500,000	250	2,049,750	–	2,050,000

Fair value of share purchase warrants	–	–	6,646,171	–	6,646,171

Cancellation of common shares	(50,000)	(5)	5	–	–

Net loss for the year	–	–	–	(24,582,613)	(24,582,613)

Balance – December 31, 2007	37,998,562	3,800	44,779,632	(44,433,986)	349,446

Issuance of common shares for services	5,745,877	575	1,280,035	–	1,280,610

Issuance of common shares for cash	909,091	91	299,909	–	300,000

Issuance of common shares for registration rights	12,465,428	1,246	2,816,994	–	2,818,240

Cancellation of common shares	(13,600,000)	(1,360)	1,360	–	–

Fair value of share purchase warrants	–	–	372,137	–	372,137

Fair value of stock options	–	–	463,586	–	463,586

Accretion of discount on convertible debt	–	–	60,000	–	60,000

Net loss for the year	–	–	–	(7,177,819)	(7,132,819)

Balance – December 31, 2008	43,518,958	4,352	50,073,653	(51,611,805)	(1,533,800)

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2008, the Company recognized sales revenue of $2,357,553 (2007 - $1,355,141) but incurred a net loss of $7,177,819 (2007 - $24,582,613).  At December 31, 2008, the Company had a working capital deficit of $2,009,769 (2007 - $168,889) and an accumulated deficit of $51,611,805 (2007 - $44,433,986).  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to continue its operations to manufacture and distribute fuel reformulating products and raise additional capital financing, if necessary, to sustain operations.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its subsidiary, Ethos Environmental, Inc.  The Company’s fiscal year-end is December 31.

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

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  As at December 31, 2008 and 2007, the Company had no cash equivalents.

d)

Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.  At December 31, 2008 and 2007, the Company recorded an allowance for doubtful accounts of $nil and $205,119, respectively.

e)

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

i)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2008 and 2007, the Company did not record any comprehensive income or loss.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

j)

Financial Instruments and Concentrations

The fair value of financial instruments, which include cash, accounts receivable, other current assets, other assets, accounts payable, and accrued liabilities were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.  During the year ended December 31, 2008, the Company had one customer comprising $1,586,531 (2007 - $705,205), or 67% (2007 – 52%), of total revenues.

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

l)

Advertising Costs

Advertising costs are expensed as incurred and are recorded in the consolidated financial statements as selling expense.  For the year ended December 31, 2008 and 2007, the Company recorded advertising costs of $152,260 and $283,470, respectively.

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

o)

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

o)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

p)    Recently Adopted Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

p)    Recently Adopted Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51”. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

3.

Inventory

	December 31, 2008 $	December 31, 2007 $

Raw Materials	161,211	267,278
Finished Goods	61,933	335,121

	223,144	602,399

4.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	December 31, 2008 $	December 31, 2007 $
Building	2,712	271	2,441	–
Computers	13,248	12,430	818	1,155
Equipment	276,511	215,865	60,646	114,918
Furniture and Fixtures	29,112	22,465	6,647	2,843

	321,583	251,031	70,552	118,916

5.

Other Assets

As at December 31, 2008, the Company made security deposits of $405,417 (2007 - $399,419) relating to the Company’s property and equipment.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

6.

Notes Payable

a)

As at December 31, 2008, the Company owed $31,580 to an investor for funding of the Company’s operations.  The amount owing is unsecured, due interest at 10% per annum, and is due on demand.  As at December 31, 2008, the Company owes $750 in accrued interest with respect to the amount owing.

b)

On December 31, 2008, the Company issued $100,000 of convertible notes to a company managed by the interim Chief Executive Officer of the Company.  Under the terms of the note agreement, the amounts are unsecured, due interest at 12% per annum, due two years from the date of issuance, and convertible into common shares of the Company at a rate of $0.25 per common share at the election of the note holder.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that the convertible notes contained no embedded beneficial conversion feature as the convertible notes were issued with a conversion price higher than the fair market value of the Company’s common shares at the time of issuance.

c)

On December 31, 2008, the Company issued $50,000 of convertible notes to a third-party investor.  Under the terms of the note agreement, the amounts are unsecured, due interest at 12% per annum, due two years from the date of issuance, and convertible into common shares of the Company at a rate of $0.25 per common share at the election of the note holder.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that the convertible notes contained no embedded beneficial conversion feature as the convertible notes were issued with a conversion price higher than the fair market value of the Company’s common shares at the time of issuance.

d)

In December 2008, the Company entered into a Promissory Note Agreement (the “Note Agreement”) with a third party.  Under the terms of the Note Agreement, the Company issued a $150,000 promissory note which is unsecured, due interest at 10% per annum, and due in June 2009.

e)

On August 11, 2008, the Company entered into a Promissory Note Agreement (the “Note Agreement”) as part of a Stock Purchase Agreement (the “Purchase Agreement”) with a third party.  Under the terms of the Note Agreement, the Company issued a $300,000 promissory note which is unsecured, due interest at 10% per annum only in the event if the note is not converted into common shares, and due February 11, 2009.  The Note Agreement is convertible into common shares of the Company at a rate of $0.25 per common share at the election of the note holder.  In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company determined that the convertible notes contained a beneficial conversion feature of $60,000 which has been recorded as a discount against the note payable with a corresponding credit to additional paid-in capital.  As at December 31, 2008, the Company has recognized accretion expense of $45,000, which is recorded in general and administrative expenses, which increased the carrying value of the promissory note to $285,000.

f)

On July 30, 2008, the Company issued a Nonrecourse Loan (the “Loan”) of $500,000 and the proceeds were used to repay the Secured Promissory Note issued on March 26, 2008, and as disclosed in Note 5(e).  Under the terms of the Nonrecourse Loan, the amounts are unsecured, non-interest bearing, and due on demand.  On October 16, 2008, the Company amended the terms of the Loan to be due interest at 10% per annum and due on October 1, 2009.

g)

On March 31, 2008, the Company issued a promissory note (the “Note”) in exchange for cash proceeds of $300,000.  Under the terms of the Note, the amount is unsecured, due interest at 12% per annum, and is due on March 31, 2009.  Refer to Note 11(c).

h)

On March 26, 2008, the Company issued a Secured Promissory Note in exchange for cash proceeds of $1,000,000, which was unsecured, non-interest bearing, and due on July 30, 2008.  On July 30, 2008, the Secured Promissory Note was fully repaid.

i)

In December 2007, the Company entered into a Demand Loan Agreement (the “Agreement”) with a third party for cash financing of $350,000.  Under the terms of the Agreement, the amount was unsecured, non-interest bearing, and due on demand.  As at December 31, 2008, the Company had fully repaid the demand loan.

j)

As at December 31, 2008, the Company owed $nil (2007 - $246,521) in a demand loan for financing of operations.  Under the terms of the loan, the amount is unsecured, non-interest bearing, and due on demand.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

7.

Common Shares

Transactions for the year ended December 31, 2008

a)

On December 31, 2008, the Company issued 1,000,000 common shares of the Company at $0.18 per common share for consulting services with a fair value of $180,000.

b)

On December 31, 2008, the Company issued 500,000 common shares of the Company at $0.18 per common share with a fair value of $90,000.

c)

On December 31, 2008, the Company issued 33,000 common shares of the Company at $0.18 per common share with a fair value of $5,940 for incentive shares as part of the issuance of a private placement.

d)

On December 31, 2008, the Company issued 3,066,000 common shares of the Company at $0.18 per common share for compensation and incentive shares for a private placement with a fair value of $551,880.

e)

On December 30, 2008, the Company issued 20,000 common shares of the Company at $0.15 per common share for consulting services with a fair value of $3,000.

f)

On December 16, 2008, the Company issued 125,000 common shares of the Company at $0.15 per common share for settlement of debt with a fair value of $18,750.

g)

On November 3, 2008, the Company issued 10,200,000 common shares of the Company at $0.13 per common share as penalty shares due under a Registration Rights Agreement as full and final settlement of all rights under the Registration Rights Agreement executed in October 2007 with a fair value of $1,326,000.

h)

On November 3, 2008, the Company cancelled 13,600,000 common shares of the Company and returned the common shares to treasury.

i)

On October 1, 2008, the Company issued 393,818 common shares of the Company at $0.31 per common share for consulting services with a fair value of $121,021.

j)

On August 21, 2008, the Company issued 909,091 common shares of the Company at $0.33 per common share in a Stock Purchase Agreement, as noted in Note 5(a), for cash proceeds of $300,000.

k)

On August 15, 2008, the Company issued 25,000 common shares of the Company at $0.29 per common share for consulting services with a fair value of $7,250.

l)

On August 1, 2008, the Company issued 35,299 common shares of the Company at $0.32 per common share for services with a fair value of $11,296.

m)

On July 10, 2008, the Company issued 34,632 common shares of the Company at $0.38 per common share for services with a fair value of $13,160.

n)

On June 17, 2008, the Company issued 100,000 common shares of the Company at $0.31 per common share for professional fees with a fair value of $31,000.

o)

On June 4, 2008, the Company issued 45,257 common shares of the Company at $0.44 per common share for services with a fair value of $19,913.

p)

On May 5, 2008, the Company issued 1,522,630 common shares of the Company at $0.51 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $776,541.

q)

On April 22, 2008, the Company issued 61,321 common shares of the Company at $0.60 per common share for services with a fair value of $36,793.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

7.

Common Shares (continued)

Transactions for the year ended December 31, 2008 (continued)

r)

On April 1, 2008, the Company issued 373,476 common shares of the Company at $0.70 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $261,433.

s)

On March 7, 2008, the Company issued 10,000 common shares of the Company at $0.90 per common share for professional fees with a fair value of $9,000.

t)

On February 20, 2008, the Company issued 369,322 common shares of the Company at $1.23 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $454,266.

u)

On February 20, 2008, the Company issued 36,050 common shares of the Company at $1.23 per common share for services with a fair value of $44,342.

v)

On January 25, 2008, the Company issued 20,500 common shares of the Company at $1.33 per common share for services with a fair value of $27,265.

w)

On January 7, 2008, the Company issued 40,000 common shares of the Company at $2.10 per common share for services with a fair value of $84,000.

Transactions for the year ended December 31, 2007

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

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

7.

Common Shares (continued)

Transactions for the year ended December 31, 2008 (continued)

k)

On February 6, 2007, the Company issued 58,000 common shares of the Company at $4.07 per common share, or fair value of $236,060, for professional fees and consulting services incurred.

l)

On January 24, 2007, the Company issued 200,000 common shares at $5.00 per common share, or fair value of $1,000,000, for consulting services incurred.

8.

Share Purchase Warrants

In December 2008, the Company issued 1,500,000 share purchase warrants as part of the demand loan as disclosed in Note 5(d).  Each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share within five years of the signed date.

In September 2008, the Company issued 500,000 share purchase warrants.  Each warrant allows the warrant holder to purchase one additional common share of the Company at $0.30 per common share for a period of five years from the issuance date.

In August 2008, the Company issued 1,000,000 share purchase warrants.  Each warrant allows the warrant holder to purchase one additional common share of the Company at $0.37 per common share for a period of five years from the issuance date.

	Number of Warrants	Exercise Price
Balance – December 31, 2006	–	–
Issued, August 1, 2008	1,900,000	$2.50
Balance – December 31, 2007	1,900,000	$2.50
Issued, August 1, 2008	1,000,000	$0.37
Issued, September 30, 2008	500,000	$0.30
Balance – December 31, 2008	3,400,000	$1.55

During the year ended December 31, 2008, the Company recorded stock-based compensation expense of $372,137 relating to the fair value of share purchase warrants using the Black-Scholes Option Pricing Model:

	August 2008	September 2008
Expected Dividend Yield	0.00%	0.00%
Risk-Free Rate	3.44%	2.88%
Stock Price at Grant Date	$0.30	$0.22
Exercise Price	$0.37	$0.30
Expected Life of the Warrant	5 years	5 years
Volatility	161%	134%

As at December 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
1,000,000	$0.37	August 1, 2013
500,000	$0.30	October 1, 2013

3,400,000

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

9.

Stock Options

On August 31, 2008, the Company issued 2,400,000 stock options to management, consultants, and directors of the Company.  Each option allows the option holder to purchase one common share of the Company at $0.22 per common share over a five-year period and fully vested at December 31, 2008.

The Company calculated the fair value of the stock options using the Black-Scholes Option Pricing Model using a risk-free rate of 3.44%, expected life of 5 years, with an exercise price and closing value on the grant date of $0.22 per common share, and volatility of 134%.  The stock options became fully vested on December 31, 2008 in which the Company recorded stock-based compensation expense of $463,586 with a corresponding credit to additional paid-in capital.

	Number of Options	Exercise Price
Balance – December 31, 2006 and 2007	–	–
Granted	2,400,000	$0.22
Exercised	–	–
Cancelled	–	–
Balance – December 31, 2008	2,400,000	$0.22

As at December 31, 2008, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
2,400,000	$0.22	August 31, 2013

2,400,000

10.

Related Party Transactions

a)

During the year ended December 31, 2008, the Company issued 12,465,428 common shares of the Company to GreenBridge Capital Partners, IV, LLC (“GreenBridge”), a company managed by the interim Chief Executive Officer of the Company, for liquidated damages under a Registration Rights Agreement signed in August 2007.

b)

During the year ended December 31, 2008, the Company issued 3,000,000 common shares to the interim Chief Executive Officer, 1,500,000 common shares to a consultant of the Company, and issued 66,000 common shares of the Company as an incentive bonus for GreenBridge’s $100,000 investment in a private placement that closed on January 9, 2009.  Refer to Note 11(b).

c)

On December 31, 2008, the Company issued $100,000 of convertible notes to a company managed by the Chief Executive Officer of the Company.  Under the terms of the note agreement, the amounts are unsecured, due interest at 12% per annum, due two years from the date of issuance, and convertible into common shares of the Company at a rate of $0.25 per common share at the election of the note holder.

d)

As at December 31, 2008, the Company owed $30,000 (2007 - $nil) to various directors as compensation for their duties as directors of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

11.

Commitments and Contingencies

a)

In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007. For the year ended December 31, 2008, the Company incurred lease expense of $756,000 (2007 - $126,000).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968. Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month.  For the year ended December 31, 2008, the Company incurred lease expense of $365,294 (2007 - $246,554).

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

11.

Commitments and Contingencies (continued)

The Company’s future annual minimum lease payments are as follows:

Amount $
December 31, 2009	900,900
December 31, 2010	809,500
December 31, 2011	809,500
December 31, 2012	782,800
December 31, 2013	756,000
Thereafter	6,678,000
10,736,700

b)

On May 21, 2008, a lawsuit was filed in Superior Court of Arizona, Maricopa County, by a shareholder of the Company against the Company and its former Chief Executive Officer.  The lawsuit alleges that the Company, by and through the former Chief Executive Officer of the Company, improperly converted certain common stock belonging to the shareholder without consent.  The shareholder is seeking monetary damages and, as at December 31, 2008, the amount of loss by the Company cannot be quantified.

c)

On November 19, 2008, the Company filed a lawsuit in Superior Court of California, San Diego County, against the Company’s former Chief Executive Officer and his spouse.  The lawsuit alleges that the former Chief Executive Officer of the Company improperly used Company assets for personal benefit and expenditures without the consent of the Company and its Board of Directors.  The lawsuit is currently ongoing, and the Company is seeking an undisclosed amount of monetary damages relating to its losses.

12.

Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the consolidated financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has $16,799,322 of net operating losses to carryforward to offset taxable income in future years which expire through fiscal 2028. For the years ended December 31, 2008 and 2007, the valuation allowance established against the deferred tax assets increased by $2,202,890 and $7,848,088, respectively.

The components of the net deferred tax asset at December 31, 2008 and 2007, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	December 31, 2008 $	December 31, 2007 $

Income (Loss) Before Taxes	(7,177,819)	(24,582,613)
Statutory rate	34%	34%

Computed expected tax recovery	(2,440,458)	(8,358,088)
Non-deductible expenses	237,568	510,000
Change in valuation allowance	2,202,890	7,848,088

Reported income taxes	–	–

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

	December 31, 2008 $	December 31, 2007 $

Deferred tax asset
- Cumulative net operating losses	16,799,322	14,596,432
- Less valuation allowance	(16,799,322)	(14,596,432)

Net deferred tax asset	–	–

The Company has incurred operating losses of $16,799,300 which, if unutilized, will expire through to 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating:

		Expiration
	Net	Date of
	Loss	Operating
Period Incurred	$	Losses

December 31, 2004	801,800	2011
December 31, 2005	357,500	2020
December 31, 2006	5,589,000	2026
December 31, 2007	7,848,100	2027
December 31, 2008	2,202,900	2028

	16,799,300

13.

Subsequent Events

a)

On January 9, 2009, the Company entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with a non-affiliated investor (the “Investor”).  Under the terms of the Settlement Agreement, the Company and the Investor agreed to terminate both the $300,000 convertible note issued in August 2008 and $150,000 promissory note issued in December 2008 as noted in Note 5, the cancellation of 500,000 share purchase warrants issued in August 2008, and the cancellation of 1,000,000 share purchase warrants issued in September 2008.  In exchange for the termination of the notes payable and share purchase warrants, the Investor agreed to provide additional cash financing of $100,000 to the Company and whereas the Company agreed to issue 500,000 common shares of the Company, issue 1,500,000 share purchase warrants of the Company with an exercise price of $0.25 per warrant for a five-year period commencing from the date of the Settlement Agreement, and the issuance of a $550,000 convertible note payable to the Investor at an interest rate of 10% per annum, due and payable on September 30, 2009, and payment of $5,000 for legal expenses incurred as part of the Settlement Agreement.  The $550,000 convertible note is convertible, at the election of the note holder if the Company does not repay the full amount of the note prior to the maturity date, at a conversion price of $0.25 per common share.

b)

On January 8, 2009, the Company amended the terms of a $300,000 promissory note issued on March 31, 2008 (refer to Note 5(d)) that was due on March 31, 2009.  Under the terms of the amendment, the Company issued one unit of the $50,000 private placement, as disclosed in Note 11(b), extended the terms of the remaining $250,000 promissory note to a due date of December 31, 2009.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We identified fraudulent activities during the period

During the fiscal year ended December 31, 2008, we became aware of fraudulent activities conducted by our former Chief Executive Officer, Enrqiue de Vilimorin (“deVilimorin”).  Upon notice of the fraudulent activities, we forced the resignation of de Vilimorin on September 5, 2008 and filed a Form 8-K indicating that the previous financial statements dating back to the year ended December 31, 2006 were materially misstated due to fraudulent financial reporting and management override of internal controls and operations by de Vilimorin.

In addition, we also asked for the resignation of the Company’s Board of Directors, Jose Manuel Escobedo and Luis Willars, for their failure to act as an appropriate oversight over management in identifying and addressing the fraudulent activities conducted by de Vilimorin.

The restated audited financial statements for the years ended December 31, 2007 and 2006 were filed in a Form 10-K/A with the SEC on November 20, 2008.  The Company is currently pursuing legal action against the former Chief Executive Officer for losses relating to the inappropriate use of Company assets, including cash, and is seeking necessary remedies to minimize our losses.

2.

We do not have sufficient segregation of duties

The Company has limited resources to hire appropriate personnel for accounting and financial reporting.  As of December 31, 2008, the Company does not have appropriate segregation of duties between those who have access and ability to post journal entries in the Company’s general ledger and between those who have cash handling abilities.

3.

We do not have sufficient controls surrounding management and independent review of transactions.

As of December 31, 2008, we have not implemented sufficient internal controls surrounding independent management review of material documents and transactions such as review of sales invoices prior to issuance to the customers, and review and authorization of monthly bank reconciliations.  However these material weaknesses have been mitigated by the fact that the Chief Executive Officer reviews the daily sales invoice report and the daily cash transactions report commencing in September 2008.

4.

We do not have appropriate controls over cash

As of December 31, 2008, the Company has not maintained sufficient internal controls over financial reporting over our cash management process, including the fact that the Company’s bank accounts do not require dual signature.  However, this material weakness has been mitigated commencing in September 2008 with the mandatory review and approval of all expenditures by the Chief Executive Officer and the review of daily cash transaction information by the Chief Executive Officer.

5.

We do not have a financial expert on the Audit Committee

We did not have a formal Audit Committee until September 2008 subsequent to the resignation of our former Chief Executive Officer and the Board of Directors.  With the appointment of new Board of Directors, we also created an Audit Committee to oversee the financial reporting requirements of the Company as well as providing necessary oversight over the Company’s financial reporting process.  Although an Audit Committee is not required, the Company has taken the initiative to implement appropriate oversight controls to prevent future fraudulent financial reporting activities and to ensure that the Company maintains compliance with generally accepted accounting principles.   As such, the Company’s Audit Committee currently does not have a financial expert.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Moore & Associates, Chartered, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate additional members to our Audit Committee, including at least one Audit Committee member who has the capabilities of being a financial expert for the purpose of fully developing our internal controls over financial reporting in accordance with COSO and to provide the necessary oversight of management relating to financial reporting.

2.

We will address the lack of segregation of duties between personnel who have access to posting and editing journal entries on the Company’s general ledger and also having cash handling responsibilities.

3.

We will address the issue of management review of significant transactions including a formal process to review and approve sales transactions and formal controls over the review and approval of monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The following sets forth the names and ages, as of April 6, 2009, of the members of the Board of Directors, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Name	Age	Position	Director/Officer Since
Corey Schlossmann	53	Chief Executive Officer & Chairman	2008
Thomas W. Maher	65	Chief Financial Officer	2006
Bruce Tackman	58	Director	2008
Howard Landa	61	Director	2008

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Corey P. Schlossmann - Mr. Schlossmann has served as TruckCenter.com’s CEO since October 2006. Prior to serving as CEO of TruckCenter.com Mr. Schlossmann held the position of CEO at Nationwide Auction Systems from October 1999 until his departure in September of 2006 when he acquired Truckcenter.com from Nationwide. During Mr. Schlossmann's tenure at Nationwide, he led Nationwide's internal development and external expansion efforts. This included strategic planning, technology upgrades and development, strategic planning, the implementation of a professional sales and marketing team and identification and negotiations with potential acquisition targets. Prior to joining Nationwide he was a consultant to Nationwide for approximately five years, and served as acting CEO and CFO from January 1999 until his permanent appointment in October of that year. He has twenty years of experience as a business management consultant and certified public accountant. He has advised various small to mid-size companies in the areas of taxation, preparing business plans, evaluations and has performed due diligence in the analysis of potential acquisitions, business ventures and transactions. Most recently, he was a partner with Gordon, Fishbum & Schlossmann, LLP, Certified Public Accountants (1995-1998) and has served as accountant and advisor to Nationwide for the past four years. Prior to that, he was a partner with Hankin & Company (1988-1995), a full service consulting firm focused on implementing strategic solutions for owner managed businesses and forensic consulting. Mr. SchIossmann served as Senior Tax Manager at Price Waterhouse (1983-1988), providing integrated tax planning and advisory services to high-tech, high-growth companies as well as to high-net-worth individuals. Mr. Schlossmann received his Bachelor of Science Degree (summa cum laude) in Business Administration and Accounting from Califomia State University, Northridge.

Thomas W. Maher – Mr. Maher brings to the company over 20 years of senior financial management experience. Over this period, he has served as Chief Financial Officer for both privately held and publicly reporting corporations. Over the past 10 years he has served as a Chief Financial Officer of a publicly traded international sign manufacturing company, Luminart Corp., and as a Chief Financial Officer of a commercial construction general contracting firm RC Vannatta Inc. Mr. Maher has a MBA degree in Finance and Economics from the University of Detroit.

Bruce A. Tackman -President & Chairman of the Board (Retired), Kavlico Corporation, Automotive, Industrial, and Aerospace products, Moorpark, California,   1985 – 2004.  Mr. Tackman received a B.S. degree in finance from La Verne University, and studied international finance at the University of Southern California.  He joined Kavlico Corporation in 1985 as CFO, becoming V.P. of Finance in 1990 for worldwide operations.  He was appointed President & CEO in 2000 after successfully divesting the Company to CMAC, an international electronic and telecommunication firm.  Mr. Tackman retired from Kavlico Corporation in 2004.He was a member of the Presidents Supplier council for Cummins Engine, and responsible for the development of international automotive sales in Europe, South America, and Asia, suppling electronic sensors to the majority of automotive OEM’s throughout the world.  Kavlico was the largest manufacturer of positions sensors used on every aircraft in the world. He serves on the Board for two Southern California colleges and was a Director for Los Robles Regional Medical Center for seven years.

Howard S. Landa – Served as president of Eagle Lake Incorporated from January 2000 until the completion of the consolidation of Eagle Lake, Custom Federal and RVision, Inc. on December 14, 2005. Since his retirement from the private practice of law in Salt Lake City, Utah, in 1999, Mr. Landa has managed his personal and family investments. Mr. Landa holds a B.S. in political science from the University of Utah, a J.D. from Hastings College of Law, and an L.L.M. in taxation from New York University. On April 2, 2008 he became a principal shareholder and Chairman of the Board of ISAP.  Additionally Howard is currently Chairmen of the RVision Board

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

During the last five (5) years, none of our directors or officers has:

(1)

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2008 all required filings were timely filed by each of its current directors and executive officers, with the exception of one Form 3 and one Form 4 for each of Bruce Tackman and Howard Landa. The Company makes no representations regarding the filing, or lack thereof, of necessary Section 16 reports by Enrique de Vilmorin, Jose Manuel Escobedo and Luis Willars.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee

We created an Audit Committee on September 25, 2008 to oversee our internal controls and financial reporting process.  Mr. Tackman is the Chairman of our Audit Committee, which also includes Mssrs. Schlossmann and Landa.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2008 by (1) each person who served as the principal executive officer of the Company during fiscal year 2008; (2) the Company’s most highly compensated executive officers as of December 31, 2008 with compensation during fiscal year 2008 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2008.

The following executive compensation was paid during 2007 or 2008:

Salary Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($) (2)(3)	Total ($)

Enrique de Vilmorin - CEO & President	2007	$360,000	$78,610	4,750,000					5,188,610

Thomas W. Maher -	2008	$166,154	$-						166,154
CFO	2007	$84,000	$1,250						85,250

Corey P. Schlossmann,	2008	$84,000	$-						84,000
CEO & President	2008	$36,923	$-	150,000					186,923

______________________

There were no stock options granted or exercised by the named executive officers in 2008.

GRANTS OF PLAN BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
-	-	-	-	-	-	-	-	--	-	-	-

There were no other stock based awards under the Stock Incentive Plan in 2008 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2008.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Corey P. Schlossmann CEO & President	—	—	—	$—	—	—	—	—	—
Thomas Maher CFO	—	—	—	$—	—	—	—	—	—

OPTION EXERCISES AND STOCK VESTED

There were no options exercised or stock vested during the year ended December 31, 2008.

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

DIRECTOR COMPENSATION

Cash Compensation

Directors receive $5,000 cash compensation per in-person meeting of the Board of Directors.

Director Compensation

The following table shows the overall compensation earned for the 2008 fiscal year with respect to each person who was a director as of December 31, 2008.

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Corey P. Schlossmann Director	$10,000		$176,000	—	—		$186,000

Bruce Tackman Director	$10,000	—	$88,000	—	—		$98,000

Howard Landa Director	$10,000	—	$88,000	—	—	—	$98,000

(1)

Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the Company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the Company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this Report.

(2)

Excludes awards or earnings reported in preceding columns.

(3)

Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 13, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of April 13, 2009 there were 44,719,708 shares of our common stock outstanding:

	Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class(1)

Directors and Named Executive Officers
Corey P. Schlossmann (2) (3)	9,349,930	21%
Thomas W. Maher (2) (4)	100,000	*
Bruce Tackman (2) (5)	400,000	*
Howard Landa (2) (6)	400,000	*
Officers and Directors as a Group (4 Persons)	10,249,930	22%

Other Beneficial Owners
Joseph D. Kowal (2) (7)	9,499,930	21%
GreenBridge Capital Partners, IV, LLC (8)	17,099,859	40%
Total (9)	17,249,930	40%

* Indicates less than 1%.

(1) Applicable percentage of ownership is based on 44,719,708 shares of common stock outstanding on April 13, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

(2) Address of the referenced individual is c/o Ethos Environmental, Inc., 6800 Gateway Park Drive, San Diego, CA 92154.

(3) Corey P. Schlossmann is our interim Chief Executive Officer and Chairman of our Board of Directors.  Ownership includes 8,549,930 shares owned by GreenBridge Capital Partners, IV, LLC, and 800,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 13, 2009.

(4) Thomas W. Maher is our Chief Financial Officer.

(5) Bruce Tackman is a member of our Board of Directors.  Ownership includes 400,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 13, 2009.

(6) Howard Landa is a member of our Board of Directors. Ownership includes 400,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 13, 2009.

(7) Joseph D. Kowal is an outside consultant and a member of GreenBridge Capital Partners, IV, LLC, a company he jointly owns with Mr. Schlossmann, our interim CEO.  Ownership includes 8,549,930 shares owned by GreenBridge, and 800,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of April 13, 2009.

(8) Shares held by GreenBridge are included in the amount of shares indicated for Mssrs. Schlossmann and Kowal.

(9) Includes 150,000 shares held by Mr. Kowal and 17,099,859 shares held by GreenBridge.

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company receives rent-free office space in Kennesaw, Georgia from its Joint Venture partner, Federated Energy Corp. The value of the space is not considered materially significant for financial reporting purposes.

During the year ended December 31, 2008, the Company issued 12,465,428 common shares of the Company to GreenBridge Capital Partners, IV, LLC (“GreenBridge”), a company managed by the interim Chief Executive Officer of the Company, for liquidated damages under a Registration Rights Agreement signed in August 2007.

During the year ended December 31, 2008, the Company issued 3,000,000 common shares to the interim Chief Executive Officer, 1,500,000 common shares to a consultant of the Company, and issued 66,000 common shares of the Company as an incentive bonus for GreenBridge’s $100,000 investment in a private placement that closed on January 9, 2009.  Refer to Note 11(b).

On December 31, 2008, the Company issued $100,000 of convertible notes to a company managed by the Chief Executive Officer of the Company.  Under the terms of the note agreement, the amounts are unsecured, due interest at 12% per annum, due two years from the date of issuance, and convertible into common shares of the Company at a rate of $0.25 per common share at the election of the note holder.

As at December 31, 2008, the Company owed $30,000 (2007 - $nil) to various directors as compensation for their duties as directors of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

Other than the transactions stated above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect or in any proposed transaction, which has materially affected or will affect the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2008 and 2007, we engaged Peterson Sullivan PLLC, JH COHN and Moore & Associates, Chartered as our independent auditors.  For the years ended December 31, 2008 and 2007, we incurred fees as discussed below.

•

Audit Fees:  Peterson Sullivan PLLC fees totaled $28,000 and $135,558 for 2008 and 2007, respectively.

Audit Fees:  Moore & Associates, Chartered fees totaled $83,000 and $6,000 for 2008 and 2007, respectively.

Audit Fees: JH COHN fees totaled $43,411 for 2007.

•

Tax Fees:   We did not engage PETERSON SULLIVAN PLLC, JH COHN or Moore & Associates, Chartered for any tax related services during 2008 or 2007.

•

All Other Fees:  In addition, the Company contracted for the services of various outside accounting firms in assisting with the preparation of the Registrant’s financial statements.  In 2008 these fees totaled $32,300 and in 2007 these fees totaled $68,076.

Item 15.

Exhibits

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1 - 3.2	Articles of Incorporation and Bylaws	Previously filed.
10.1	Agreement and Plan of Merger by and between the Company and Ethos Environmental, Inc.	Incorporated by reference as an Exhibit to the Form 8-K filed on April 24, 2006.
10.2	2006 Definitive Proxy Statement.	As filed with the Commission on October 4, 2006.
10.3	Sale/Leaseback Agreement with Mazuma Capital Corp.	Previously filed.
10.4	Amendment No.1 to Agreement with Mazuma Capital Corp.	Previously filed.
10.5	Operating Agreement for ecoMates, LLC.	Filed herewith.
10.6	Operating Agreement for Ethos Scientific, LLC.	Filed herewith.
14.1	Code of Ethics	Filed herewith.
21.1	Subsidiaries of Ethos Environmental, Inc.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)	Filed herewith
32.1	Section 1350 Certification (CEO)	Filed herewith
32.2	Section 1350 Certification (CFO)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th of April 2009.

Ethos Environmental, Inc. a Nevada Corporation

By:	/s/ Corey P. Schlossmann
Corey P. Schlossmann Interim Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ethos Environmental, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Corey P. Schlossmann	Interim Chief Executive Officer and Chairman of the Board	04/15/2009
Corey P. Schlossmann

/s/ Bruce Tackman	Director	04/15/2009
Bruce Tackman

/s/ Howard Landa	Director	04/15/2009
Howard Landa