Form 10-Q
period 2009-03-31
Ethos Environmental, Inc.
filed 2009-05-15
CIK 1056598

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2009

Commission File Number: 000-30237

___________________________________

ETHOS ENVIRONMENTAL, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	88-0467241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6800 Gateway Park, San Diego, CA 92154

(Address of principal executive offices)

(619) 575-6800

(Registrant's telephone number, including area code)

with a copy to:

Carrillo Huettel, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X .    No       .¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨     . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer .	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Issuer’s revenues for its most recent fiscal year: $2,357,553

As of May 13,  2009, there were 46,415,208 shares of the registrant’s Common Stock outstanding.

ETHOS ENVIRONMENTAL, INC.

Report on Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statement
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Default Upon Senior Securities
Item 4.	Submission of matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Ethos Environmental, Inc.

March 31, 2009

Ethos Environmental, Inc.

Consolidated Balance Sheets

(expressed in U.S. dollars)

	March 31, 2009 $ (unaudited)	December 31, 2008 $

ASSETS

Current Assets

Cash	72,375	72,232

Accounts Receivable, net of allowance of doubtful accounts	28,127	94,894

Inventory (Note 3)	188,707	223,144

Prepaid Expense	150,000	–

Total Current Assets	439,209	390,270

Property and Equipment (Note 4)	54.474	70,552

Other Assets	417,917	405,417

Total Assets	911,600	866,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	919,807	681,583

Accrued Liabilities	328,827	301,876

Notes Payable (Note 5)	1,844,493	1,416,580

Total Liabilities	3,093,127	2,400,039

Stockholders’ Deficit

Common Stock (Note 6) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 46,317,708 and 43,518,958 common shares, respectively	4,632	4,352

Additional Paid-In Capital (Note 6)	51,059,747	50,073,653

Accumulated Deficit	(53,245,906)	(51,611,805)

Total Stockholders’ Deficit	(2,181,527)	(1,533,800)

Total Liabilities and Stockholders’ Deficit	911,600	866,239

Going Concern (Note 1)

Commitments and Contingencies (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	$	$

Revenue	138,070	380,698

Cost of Sales	75,074	226,684

Gross Profit	62,996	154,014

Operating Expenses

Amortization Expense	1,608	2,139
Bad Debt Expense	–	205,119
General and Administrative	1,620,894	1,175,427
Selling Expense	26,301	88,011

Total Operating Expenses	1,648,803	1,470,696

Total Operating Income (Loss)	(1,585,807)	(1,316,682)

Other Income (Expenses)

Interest Expense	(52,412)	(80,040)
Other Income	4,118	2,500

Net Loss	(1,634,101)	(1,394,222)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.04)	(0.03)

Weighted Average Shares Outstanding	45,988,639	44,261,001

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
	$	$

Operating Activities

Net Loss For The Year	(1,634,101)	(1,394,222)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Accretion of discount on convertible notes	10,808	–
Amortization Expense	16,078	19,679
Bad Debt Expense	–	205,119
Common Stock Issued for Services	314,000	164,607
Common Stock Issued as Incentive Shares	35,970	–
Common Stock Issued for Settlement of Debt	83,898	–
Common Stock Issued for Registration Rights	–	454,266
Issuance of share purchase warrants	452,111	–

Changes in operating assets and liabilities:

Accounts Receivable	66,767	(231,070)
Inventory	34,437	85,796
Prepaid Expense	(150,000)	–
Other Assets	(12,500)	(5,000)
Accounts Payable and Accrued Liabilities	265,175	(37,476)

Net Cash Used In Operating Activities	(517,357)	(738,301)

Investing Activities

Purchase of Property and Equipment	–	(24,014)

Net Cash Used In Investing Activities	–	(24,014)

Financing Activities

Proceeds from Issuance of Note Payable, net	517,500	950,000
Repayment of Demand Loans	–	(61,765)

Net Cash Provided By Financing Activities	517,500	888,235

Increase (Decrease) in Cash	143	125,920

Cash – Beginning of Period	72,232	74,176

Cash – End of Period	72,375	200,096

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the three month period ended March 31, 2009, the Company recognized sales revenue of $138,070 but incurred a net loss of $1,634,101.  As at March 31, 2009, the Company had an accumulated deficit of $53,245,906.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)

Interim Financial Statements

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2009, and the results of its operations and cash flows for the three month period ended March 31, 2009 and 2008. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

c)

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and inventory, valuation and amortization policies on property and equipment, stock-based compensation expense, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

l)

Financial Instruments

The fair value of financial instruments, which include cash, accounts receivable, other assets, accounts payable, and accrued liabilities were estimated to approximate their carrying value due to the immediate or relatively short maturity of these instruments.

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

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

2.

Summary of Significant Accounting Policies (continued)

q)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.   The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.   The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” .. FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.   The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

r)

Recently Adopted Accounting Pronouncements

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

r)

Recently Adopted Accounting Pronouncements (continued)

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

s)

Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

3.

Inventory

	March 31, 2009 $ (unaudited)	December 31, 2008 $

Raw Materials	147,447	161,211
Finished Goods	41,260	61,933

	188,707	223,144

4.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	March 31, 2009 $ (unaudited)	December 31, 2008 $
Building	2,712	407	2,305	2,441
Computers	13,248	13,248	–	818
Equipment	276,511	226,170	50,341	60,646
Furniture and Fixtures	29,112	27,284	1,828	6,647

	321,583	267,109	54,474	70,552

5.

Notes Payable

a)

During the period ended March 31, 2009, the Company issued units (the “Units”) of convertible promissory notes.  Under the terms of the note agreement, each Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share.  Furthermore, each Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance.  During the period ended March 31, 2009, the Company issued seven units for cash proceeds of $350,000, and issued one unit to settle a promissory note with a carrying value of $50,000. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $88,938 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at March 31, 2009, the Company has recognized accretion expense of $9,376, which is recorded in general and administrative expenses, which increased the carrying value of the convertible promissory note to $320,438.

b)

In February 2009, the Company issued a demand loan to a third party for $17,500.  Under the terms of the loan, the amount owing is unsecured, non-interest bearing, and due on demand.

c)

On January 9, 2009, the Company terminated a $300,000 unsecured promissory note that was due interest at 10% per annum and due on February 11, 2009 and replaced it with a new $550,000 promissory note that is unsecured, due interest at 10% per annum, and due on September 30, 2009.  In addition, the Company terminated 1,000,000 and 500,000 share purchase warrants that were issued in August and September 2008 respectively, which allowed the warrant holder to purchase one additional common share of the Company at $0.37 and $0.30, respectively, and replaced it with 1,500,000 share purchase warrants which allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of five years from the date of issuance.

d)

On January 8, 2009, the Company replaced a $300,000, 12% unsecured promissory note that was due on March 31, 2009 with a new $250,000, 12% unsecured promissory note that is due on December 31, 2009 and one unit of the $50,000 convertible promissory notes that are disclosed in Note 5(a).

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

5.

Notes Payable (continued)

e)

On January 1, 2009, the Company issued a convertible promissory note to settle professional services with a fair value of $50,000.  Each promissory note is comprised of a $50,000, 12% unsecured convertible promissory note due two years from the date of issuance and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share, and 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $11,457 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at March 31, 2009, the Company has recognized accretion expense of $1,432, which is recorded in general and administrative expenses, which increased the carrying value of the convertible promissory note to $39,885.

f)

As at March 31, 2009, the Company owed $150,000 in a promissory note that is unsecured, due interest at 10% per annum, and due in June 2009.

g)

As at March 31, 2009, the Company owed $31,580 to an investor for funding of the Company’s operations.  The amount owing is unsecured, due interest at 10% per annum, and is due on demand.

h)

As at March 31, 2009, the Company owed $500,000 in a Nonrecourse Loan (the “Loan”). Under the terms of the Loan, the amounts are unsecured, due interest at 10% per annum and due on October 1, 2009.

6.

Common Shares

a)

On March 25, 2009, the Company issued 60,750 common shares of the Company with a fair value of $7,898 as a settlement agreement for outstanding obligations owing by the Company.

b)

On March 18, 2009, the Company issued 33,000 common shares of the Company with a fair value of $4,950 as incentive shares for the purchase of convertible promissory notes.

c)

On February 9, 2009, the Company issued 66,000 common shares of the Company with a fair value of $13,200 as incentive shares for the purchase of convertible promissory notes.

d)

On February 8, 2009, the Company issued 100,000 common shares of the Company with a fair value of $20,000 for marketing services incurred by a consultant to the Company.

e)

On January 28, 2009, the Company cancelled 210,000 common shares of the Company that were previously issued and returned the common shares to treasury.

f)

On January 26, 2009, the Company issued 400,000 common shares of the Company with a fair value of $76,000 as a settlement agreement for outstanding obligations owing by the Company.

g)

On January 15, 2009, the Company issued 150,000 common shares of the Company with a fair value of $30,000 for consulting services.

h)

On January 14, 2009, the Company issued 600,000 common shares of the Company for cash proceeds of $120,000 that were received during the year ended December 31, 2008.

i)

On January 8, 2009, the Company issued 66,000 common shares of the Company with a fair value of $11,880 as incentive shares for the purchase of convertible promissory notes.

j)

On January 6, 2009, the Company issued 200,000 common shares of the Company for consulting services to June 2009 with a fair value of $30,000.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

6.

Common Shares (continued)

k)

On January 1, 2009, the Company issued 1,000,000 common shares of the Company for consulting services to December 2009 with a fair value of $180,000.

l)

On January 1, 2009, the Company issued 33,000 common shares of the Company with a fair value of $5,940 as incentive shares for the purchase of convertible promissory notes.

m)

On January 1, 2009, the Company issued 300,000 common shares of the Company with a fair value of $54,000 for consulting services.

7.

Share Purchase Warrants

In January 2009, the Company cancelled 1,500,000 share purchase warrants that were issued during the year ended December 31, 2008 and replaced them with 1,500,000 new share purchase warrants with an exercise price of $0.25 per warrant for a period of five years from the date of issuance.

During the period ended March 31, 2009, the Company issued 9 units of convertible promissory notes, where each unit included 100,000 share purchase warrants that granted the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance.

During the three months ended March 31, 2009, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	3,400,000	$1.55
Granted	2,400,000	$0.25
Cancelled	(1,500,000)	$(0.35)
Balance – March 31, 2009 (unaudited)	4,300,000	$1.24	2.78	–

As at March 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
400,000	$0.25	January 1, 2012
200,000	$0.25	January 8, 2012
200,000	$0.25	February 19, 2012
100,000	$0.25	March 9, 2012
1,500,000	$0.25	January 9, 2014

4,300,000

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

8.

Stock Options

In February 2009, the Company issued 7,500,000 incentive stock options to Thrive Worldwide LLC (“Thrive”) in accordance with the Outsource Agreement (the “Agreement”) for marketing and consulting services.  As at March 31, 2009, 2,500,000 incentive stock options were vested and the remaining 5,000,000 incentive stock options are unvested and are not obligated by the Company until Thrive achieves certain sales and marketing targets over the next 24-month and 36-month periods of the Agreement.  The fair value of the stock options of $452,111 was determined using the Black-Scholes Option Pricing model using an exercise price of $0.25, expected life of five years, expected volatility of 147.7%, and a risk-free rate of 1.87%.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	2,400,000	$0.22
Granted	7,500,000	$0.25
Balance – March 31, 2009 (unaudited)	9,900,000	$0.24	4.07	–

As at March 31, 2009, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
2,400,000	$0.22	August 31, 2013
7,500,000	$0.25	February 1, 2014

9,900,000

As at March 31, 2009, the weighted average fair value of the stock options granted during 2009 was $0.18 (December 31, 2008 - $0.17)

9.

Commitments and Contingencies

a)

In October 2007, the Company completed a sale and leaseback agreement with respect to its building. Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007. For the three months ended March 31, 2009, the Company incurred lease expense of $189,000 (March 31, 2008 - $201,041).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968. Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month.  For the three months ended March 31, 2009, the Company incurred lease expense of $91,323 (March 31, 2008 - $91,323).

The Company’s future annual minimum lease payments are as follows:

Amount $
December 31, 2009	620,568
December 31, 2010	809,568
December 31, 2011	809,568
December 31, 2012	782,784
Thereafter	7,434,000
10,456,488

b)

In January 2009, the Company entered into a consulting service agreement with a consultant through April 30, 2010.  Under the terms of the consulting agreement, the Company is committed to monthly payments of $7,500 to June 2009, and monthly payments of $10,000 until April 30, 2010.  In addition, the Company issued 200,000 common shares of the Company at $0.15 per common share (refer to Note 6(j)).

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

9.

Commitments and Contingencies

c)

In February 2009, the Company entered into a consulting agreement for investor relations with a consulting firm.  Under the terms of the consulting agreement, the Company is committed to pay $4,000 per month for the first three month of the agreement, and $6,000 per month for the remaining term of the agreement.  In addition, the Company issued 100,000 common shares of the Company (refer to Note 6(d)).

d)

In February 2009, the Company entered into an Outsource Agreement (the “Agreement”) with Thrive Worldwide LLC for a three-year term in exchange for business plan, promotion, and marketing services.  Under the terms of the Agreement, the Company is committed to issuing 7,500,000 stock options to Thrive, with each option allowing the holder to purchase one common share of the Company at $0.25 per common share over a five-year period.  The Company issued 2.500,000 stock options, vested immediately, upon the date of the Agreement.  The remaining 5,000,000 stock options are contingent on Thrive achieving certain future sales and marketing targets, with 2,500,000 stock options due 24-months from the date of the Agreement if Thrive creates new revenue to the Company exceeding $20 million for the entire trailing 12-month period, and a further 2,500,000 stock options due 36-months from the date of the Agreement if Thrive creates new revenue to the Company for any 12-month period exceeding $50 million.

10.

Subsequent Events

a)

Subsequent to March 31, 2009, the Company issued another twelve units of $50,000, 12% convertible promissory notes for cash proceeds of $600,000.

b)

On April 20, 2009, the Company entered into a consulting and sublicense agreement ( the “Sublicense Agreement”) with Best Tech Brands (“Best Tech”), a Texas limited liability company, for the exclusive right to use patents for use as fuel additives in the Company’s products.  Under the terms of the Sublicense Agreement, the Company is required to pay $240,000 as a royalty payment, and 1,500,000 stock options of the Company with each option granting the holder to purchase one common share of the Company at $0.25 per common share.  The stock options will be granted, and vested immediately, on April 20, 2010 (500,000 stock options), April 20, 2011 (500,000 stock options), and April 20, 2012 (500,000 stock options).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD - LOOKING STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the three dimensional software development marketplace are expected to continue, placing further pressure on pricing which could adversely impact sales and erode profit margins; (ii) many of the Company's major competitors in its channels of distribution have significantly greater financial resources than the Company; and (iii) the inability to carry out marketing and sales plans would have a materially adverse impact on the Company's projections. The foregoing list should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

____________________________

1

“Total Number of Vehicles”, Department of Transportation: Bureau of Transportation Statistics, 2006

2

“J.D. Power & Associates Vehicle Forecast” , J.D. Power & Associates, October 9th, 2008

3

“Germany's VDA Forecasts US Auto Market Will Grow in 2010 - Clean Diesels Go on the Offensive”, The Auto Channel, January 11, 2009

4

“North American Light Vehicle Industry Forecasts”, IHS Global Insight, December 2008

5

Ibid.

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

_____________________________

6

“Annual Energy Outlook 2009”,  Department of Energy: Energy Information Administration, March 2009

7

“U.S. population hits 300 million mark", Associated Press, October 17th, 2006

8

“Global Lubricant Additives 2008”, Kline & Company, March 18, 2009

9

Ibid.

10

Ibid.

11

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

Competitive Advantage

Looking forward, the Company carries a significant competitive advantage on multiple dimensions:  All of the Company’s products add cleaning and lubricating qualities,allowing engines to perform cooler, smoother and with more vigor. The overall benefits are increased fuel mileage, reduced emissions, and reduced maintenance costs. The Company’s products increase fuel mileage and reduce emissions by burning fuel more completely. Exhaust is essentially unburned fuel, i.e. wasted fuel, so when that fuel is used more completely, the engine delivers better mileage from every tank. Efficient fuel use also improves engine performance due to the fact that a more complete combustion process obtains increased power from every engine revolution.

____________________________

12

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2009 COMPARED TO THE PERIOD ENDED MARCH 31, 2008.

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

Results of Operations

Revenues

During the three month period ended March 31, 2009, the Company recognized revenues of $138,070 compared with $380,698 for the three months ended March 31, 2008, a decrease of 63.7%.  The decrease in revenues is attributed to the fact that the Company focused on the incorporation of its two wholly-owned subsidiaries, and obtaining the necessary financing to acquire patents to improve the Ethos FR® product as well as to settle outstanding liabilities of the Company.  The Company will re-focus its attention on selling and marketing of the Ethos FR® product for the remainder of the year.

Our future growth is significantly dependent upon our ability to generate sales. Our main priorities relating to revenue are: (1) increase market awareness of Ethos FR® product through our sales and marketing plan, (2) growth in the number of customers and vehicles per customer, and (3) providing extensive customer service and support.  The current downturn in the economy could be beneficial to the Company’s sales opportunities given the fact that our products can assist consumers and businesses in saving fuel costs, especially with the continued increase in oil and gas prices in a strong economic downturn.

Gross Profit

Gross profit for the three months ended March 31, 2009, defined as revenues less cost of goods sold, was $62,996, or 45.6% compared with $154,014 or 40.5% for the three months ended March 31, 2008.  The gross profit margin remained relatively stable and consistent with prior periods and the slight increase in gross profit margin could be attributed to the fact that a portion of the cost of sales is labour costs, and during the period, the Company did not replace an employee who left the Company.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Bad Debt Expense

For the three months ended March 31, 2009, the Company incurred bad debt expense of $nil compared to $205,119 for the three months ended March 31, 2008.  Bad debt expense in fiscal 2008 was attributed to the 100% write-off of accounts receivable for one vendor based on the fact that management did not warrant the amounts to be objectively collectable.  During the current period, the Company had sales of $138,070 and accounts receivable of $28,127 as at March 31, 2009.  The outstanding accounts receivable is collectible, hence no allowance has been provided on the current outstanding accounts receivable balance.

Depreciation Expense

For the three months ended March 31, 2009, the Company incurred depreciation expense of $16,078, of which $14,470 is included in cost of goods sold, compared to $19,679 of which $17,540 is included in cost of goods sold for the three months ended March 31, 2007.  Overall, depreciation expense remained relatively consistent due to the fact that the Company has not incurred significant expenditures on the purchase of new equipment.

General and Administrative

For the three months ended March 31, 2009, the Company incurred general and administrative expense of $1,620,894 compared with $1,174,427 for the three months ended March 31, 2008.  The increase in general and administrative expenses is attributed to the recognition of $452,111 of stock-based compensation expense for the issuance of stock options to Thrive Worldwide LLC for the business plan and marketing agreement as well as accretion expense of $10,808 from the discount on the convertible notes that were issued during the current period.

Selling Expense

For the three months ended March 31, 2009, the Company incurred selling expense of $26,301 compared with $88,011 for the three months ended March 31, 2008.  The overall decrease is based on the fact that the Company’s cash flow is focused on other areas of the business, which also attributes to the overall decrease in total sales compared to 2008.

Other Income (Expenses)

Interest Expense

For the three months ended March 31, 2009, the Company incurred interest expense of $52,412 compared to $80,040 for the three months ended March 31, 2008.  The decrease in interest expense is attributed to the fact that, during the current period, the Company issued debt that were either non-interest bearing or had an interest rate of 10%, which is lower than the 12% loan facilities that were issued by the Company during fiscal 2008.

Net Loss

For the three months ended March 31, 2009, the Company incurred a net loss of $1,634,101 compared with a net loss of $1,394,222 for the three months ended March 31, 2008.  The increase in net loss is attributed to the effects of the stock-based compensation expense of $452,111 from the issuance of the stock options to Thrive Worldwide offset by decreases in selling expense and interest expense given the fact that the Company had limited cash flows to invest into selling and marketing expenses and due to the fact that the majority of new debt or refinanced debt were non-interest bearing or had a lower interest rate (10%) compared to prior periods (12%).

Common Shares

During the three months ended March 31, 2009, the Company issued 2,798,750 common shares to settle services incurred on behalf of the Company (2,110,750 common shares), incentive shares related to the convertible notes payable (297,000 common shares), and for cash proceeds (600,000 common shares) less cancelled common shares of 210,000 common shares.  The fair value of the share issuances were based on the end-of-day closing share price of the Company’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB: ETEV).  Issuances during the three month period ranged from $0.15 - $0.25 per common share

Liquidity and Capital Resources

At March 31, 2009, we had cash of $72,375, current assets of $439,209, total assets of $911,600, total liabilities of $3,093,127, and stockholders’ deficit of $2,181,527.

As at March 31, 2009, we had a working capital deficit of $2,653,918 compared with a working capital deficit of $2,009,769 for the year ended December 31, 2008.   The increase in the working capital deficit is attributed to the fact that the Company has had lmited cash flows and therefore, have not purchased inventory amounts in large quantities until the Company obtains more financing or generates positive earnings from its company.

Cash Flows from Operating Activities

For the three months ended March 31, 2009, the Company used $517,357 of cash flows for operating activities compared with $738,301 for the three months ended March 31, 2008.  The decrease in cash flows used in operating activities is attributed to the fact that the Company has collected more accounts receivable, been able to withhold payment of expenditures until later in the fiscal year.  The increase in cash flows used for operations is attributed to net cash loss from operations of $517,357, normalized for non-cash items such as depreciation of $16,078, accretion of discount on convertible notes of $10,808.

Cash Flows from Investing Activities

For the three months ended March 31, 2009, the Company used $nil of cash flows for investing activities compared with $24,014 for the three months ended March 31, 2008.  The decrease in cash flows used for investing activities were attributed to lower amounts of property and equipment purchases during the current period compared to prior year.

Cash Flows from Financing Activities

During the three months ended March 31, 2009, the Company received proceeds of $517,500 from cash flows from financing activities compared with $888,235 for the three months ended March 31, 2008.  The decrease in cash flows from financing activities is attributed to the fact that the Company did not issue as many convertible promissory notes during the current fiscal period.

Loan Facilities

During the period ended March 31, 2009, the Company issued units (the “Units”) of convertible promissory notes.  Under the terms of the note agreement, each Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share.  Furthermore, each Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance.  During the period ended March 31, 2009, the Company issued seven units for cash proceeds of $350,000, and issued one unit to settle a promissory note with a carrying value of $50,000.   In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $88,938 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at March 31, 2009, the Company has recognized accretion expense of $9,376, which is recorded in general and administrative expenses, which increased the carrying value of the convertible promissory note to $320,438.

In February 2009, the Company issued a demand loan to a third party for $17,500.  Under the terms of the loan, the amount owing is unsecured, non-interest bearing, and due on demand.

On January 9, 2009, the Company terminated a $300,000 unsecured promissory note that was due interest at 10% per annum and due on February 11, 2009 and replaced it with a new $550,000 promissory note that is unsecured, due interest at 10% per annum, and due on September 30, 2009.  In addition, the Company terminated 1,000,000 and 500,000 share purchase warrants that were issued in August and September 2008 respectively, which allowed the warrant holder to purchase one additional common share of the Company at $0.37 and $0.30, respectively, and replaced it with 1,500,000 share purchase warrants which allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of five years from the date of issuance.

On January 8, 2009, the Company replaced a $300,000, 12% unsecured promissory note that was due on March 31, 2009 with a new $250,000, 12% unsecured promissory note that is due on December 31, 2009 and one unit of the $50,000 convertible promissory notes.

On January 1, 2009, the Company issued a convertible promissory note to settle professional services with a fair value of $50,000.  Each promissory note is comprised of a $50,000, 12% unsecured convertible promissory note due two years from the date of issuance and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share, and 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $11,457 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at March 31, 2009, the Company has recognized accretion expense of $1,432, which is recorded in general and administrative expenses, which increased the carrying value of the convertible promissory note to $39,885.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.   The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.   The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” .. FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.   The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Continuing Remediation Efforts to address deficiencies in the Company’s Internal Control Over Financial Reporting – March 31, 2009

The Company, its management, directors, and Audit Committee have been addressing the material weaknesses that were identified during the year ended December 31, 2008, including the following:

•

we have reviewed and investigated the fraudulent activities of our former Chief Executive Officer and, during the year ended December 31, 2008, implemented certain controls surrounding our financial reporting and cash handling procedures that we have continued into fiscal 2009 – including management review of material transactions, and oversight being conducted by our Board of Directors and Audit Committee over senior management on a day-to-day basis;

•

currently, we cannot fully segregate duties with respect to financial reporting and cash handling duties due to the size of our accounting and finance division and due to our going concern assumption.  However, we have implemented compensating controls in September 2008, including the use of an independent Chartered Accountant firm to prepare our financial statements for our SEC filings, which includes a review of our general ledger, review of material agreements, and review of bank statements and bank reconciliations.  Furthermore, in September 2008, we implemented additional management review controls where the Chief Financial Officer will forward the daily sales report, the daily cash report, and the bank transactions on a daily basis for review; and

•

the Company hired an independent consultant to review our internal control over financial reporting during the year ended December 31, 2008 and we are in the process of reviewing the recommendations and implementing necessary controls to ensure that we are in accordance with the standards outlined by COSO.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

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

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.01	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(2)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(2)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

_____________

(1)	Incorporated by reference as an Exhibit to the Form 8-K filed on April 24, 2006.
(2)	Filed Herewith.

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

ETHOS ENVIRONMENTAL, INC.

Dated: May 13, 2009

/s/ Corey Schlossmann

By: Corey Schlossmann

Its: President and CEO