Form 10-Q
period 2009-06-30
Ethos Environmental, Inc.
filed 2009-08-14
CIK 1056598

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2009

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

with a copy to:

Carrillo Huettel, LLP

501 W. Broadway, Suite 800

San Diego, CA 92101

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      .. No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer ..	Smaller Reporting Company X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Issuer’s revenues for its most recent fiscal year: $2,357,553

As of August 11, 2009, there were 50,219,158 shares of the registrant’s Common Stock outstanding.

ETHOS ENVIRONMENTAL, INC.

Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Ethos Environmental, Inc.

June 30, 2009

Index

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Statement of Consolidated Stockholders’ Equity

Notes to the Consolidated Financial Statements	7

Ethos Environmental, Inc.

Consolidated Balance Sheets

(expressed in U.S. dollars)

	June 30, 2009 $ (unaudited)	December 31, 2008 $

ASSETS

Current Assets

Cash	67,567	72,232

Accounts Receivable, net of allowance of doubtful accounts	17,082	94,894

Inventory (Note 3)	237,763	223,144

Total Current Assets	322,412	390,270

Property and Equipment (Note 4)	46,659	70,552

Other Assets	417,916	405,417

Total Assets	786,987	866,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	1,057,238	681,583

Accrued Liabilities	530,105	301,876

Notes Payable (Note 5)	1,799,842	1,416,580

Total Liabilities	3,387,185	2,400,039

Stockholders’ Deficit

Common Stock (Note 6) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 47,468,841 and 43,518,958 common shares, respectively	4,747	4,352

Additional Paid-In Capital (Note 6)	52,297,225	50,073,653

Accumulated Deficit	(54,902,170)	(51,611,805)

Total Stockholders’ Deficit	(2,600,198)	(1,533,800)

Total Liabilities and Stockholders’ Deficit	786,987	866,239

Going Concern (Note 1)

Commitments and Contingencies (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Operations

(expressed in U.S. dollars)

(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
	$	$	$	$

Revenue	471,234	981,493	609,304	1,362,191

Cost of Sales	166,905	561,551	241,979	788,235

Gross Profit	304,329	419,942	367,325	573,956

Operating Expenses

Amortization Expense	781	2,134	2,389	4,273
Bad Debt Expense	14,979	–	14,979	205,119
General and Administrative	1,565,487	1,888,059	3,186,381	3,063,486
Selling Expense	197,722	85,420	224,023	173,431

Total Operating Expenses	1,778,969	1,975,613	3,427,772	3,446,309

Total Operating Income (Loss)	(1,474,640)	(1,555,671)	(3,060,447)	(2,872,353)

Other Income (Expenses)

Interest Expense	(117,624)	(38,000)	(170,036)	(118,040)
Loss on Settlement of Debt	(64,000)	–	(64,000)	–
Other Income	–	–	4,118	2,500

Net Loss	(1,566,264)	(1,593,671)	(3,290,365)	(2,987,893)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.04)	(0.04)	(0.07)	(0.08)

Weighted Average Shares Outstanding	46,989,207	39,879,224	46,499,764	39,057,815

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Cash Flows

(expressed in U.S. dollars)

(unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
	$	$

Operating Activities

Net Loss For The Year	(3,290,365)	(2,987,893)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Accretion of discount on convertible notes	74,582	–
Amortization Expense	23,893	42,734
Bad Debt Expense	14,979	205,119
Common Stock Issued for Services	329,000	252,383
Common Stock Issued as Incentive Shares	252,879	–
Common Stock Issued for Settlement of Debt	187,848	–
Common Stock Issued for Registration Rights	–	1,492,170
Common Stock Issued for payment of interest	5,654	–
Loss on settlement of debt	64,000	–
Stock-based compensation	483,266	–

Changes in operating assets and liabilities:

Accounts Receivable	62,833	(263,506)
Inventory	(14,619)	372,415
Other Assets	(12,499)	(10,477)
Accounts Payable and Accrued Liabilities	603,884	90,341

Net Cash Used In Operating Activities	(1,214,665)	(806,714)

Investing Activities

Purchase of Property and Equipment	–	(32,967)

Net Cash Used In Investing Activities	–	(32,967)

Financing Activities

Proceeds from Issuance of Note Payable	1,090,000	1,300,000
Proceeds from Issuance of Common Shares	120,000	–
Repayment of Note Payable	–	(350,000)
Repayment of Demand Loans	–	(50,524)

Net Cash Provided By Financing Activities	1,210,000	899,476

Increase (Decrease) in Cash	(4,665)	59,795

Cash – Beginning of Period	72,232	74,176

Cash – End of Period	67,567	133,971

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the six month period ended June 30, 2009, the Company recognized sales revenue of $609,304 but incurred a net loss of $3,290,365. As at June 30, 2009, the Company had an accumulated deficit of $54,902,170. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at June 30, 2009, and the results of its operations and cash flows for the three and six month periods ended June 30, 2009 and 2008. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2009 and December 31, 2008, the Company had no cash equivalents.

e)

Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured. Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due. If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables. As at June 30, 2009, the Company recorded an allowance for doubtful accounts of $14,979.

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

l)

Financial Instruments

SFAS No. 157, “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, other assets, and accounts payable and accrued liabilities. Pursuant to SFAS No. 157, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

m)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. During the period ended June 30, 2009, the Company had no transactions that resulted in foreign currency translation.

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

s)

Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

3.

Inventory

	June 30, 2009 $ (unaudited)	December 31, 2008 $

Raw Materials	124,832	161,211
Finished Goods	112,931	61,933

	237,763	223,144

4.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	June 30, 2009 $ (unaudited)	December 31, 2008 $
Building	2,712	542	2,170	2,441
Computers	13,248	13,248	–	818
Equipment	238,547	196,254	42,293	60,646
Furniture and Fixtures	67,048	64,852	2,196	6,647

	321,555	274,896	46,659	70,552

5.

Notes Payable

a)

During the period ended June 30, 2009, the Company issued units (the “12% Units”) of convertible promissory notes. Under the terms of the note agreement, each 12% Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share. Furthermore, each 12% Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. During the period ended June 30, 2009, the Company issued nineteen units for cash proceeds of $950,000, and issued one unit to settle a promissory note with a carrying value of $50,000 (refer to Note 5(h)). In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $650,667 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at June 30, 2009, the Company has recognized accretion expense of $70,918, which is recorded in general and administrative expenses, which increased the carrying value of the 12% Units to $420,251.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

5.

Notes Payable (continued)

b)

During the period ended June 30, 2009, the Company issued units (the “10% Units”) of convertible promissory notes.  Under the terms of the note agreement, each 10% Unit is comprised of a $25,000 convertible note due interest at 10% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.40 per common share.  Furthermore, each 10% Unit includes 50,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.40 per common share for a period of three years from the date of issuance.  During the period ended June 30, 2009, the Company issued one unit for cash proceeds of $25,000.  In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $19,196 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at June 30, 2009, the Company has recognized accretion expense of $800, which is recorded in general and administrative expenses, which increased the carrying value of the 10% Units to $6,604.

c)

On January 9, 2009, the Company terminated a $300,000 unsecured promissory note that was due interest at 10% per annum and due on February 11, 2009 and replaced it with a new $550,000 promissory note that is unsecured, due interest at 10% per annum, and due on September 30, 2009. The promissory note is also convertible into common shares of the Company, at the option of the note holder, at $0.40 per common share. In addition, the Company terminated 1,000,000 and 500,000 share purchase warrants that were issued in August and September 2008 respectively, which allowed the warrant holder to purchase one additional common share of the Company at $0.37 and $0.30, respectively, and replaced it with 1,500,000 share purchase warrants which allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of five years from the date of issuance.

In May 2009, the note holder converted $100,000 of the promissory note into 400,000 common shares of the Company.

d)

On January 1, 2009, the Company issued a convertible promissory note to settle professional services with a fair value of $50,000. Each promissory note is comprised of a $50,000, 12% unsecured convertible promissory note due two years from the date of issuance and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share, and 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $11,457 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at March 31, 2009, the Company has recognized accretion expense of $2,864, which is recorded in general and administrative expenses, which increased the carrying value of the convertible promissory note to $41,407.

e)

As at June 30, 2009, the Company owed $500,000 in a Nonrecourse Loan (the “Loan”). Under the terms of the Loan, the amounts are unsecured, due interest at 10% per annum and due on October 1, 2009.

e)

 As at June 30, 2009, the Company owed $100,000 in a promissory note that is unsecured, due interest at 10% per annum, and due June 30, 2009. Subsequent to June 30, 2009, the promissory note will continue on a month-to-month basis under the same terms as the original promissory note.

f)

As at June 30, 2009, the Company owed $31,580 to an investor for funding of the Company’s operations. The amount owing is unsecured, due interest at 10% per annum, and is due on demand.

g)

On January 8, 2009, the Company replaced a $300,000, 12% unsecured promissory note that was due on March 31, 2009 with a new $250,000, 12% unsecured promissory note that is due on December 31, 2009 and one unit of the $50,000 convertible promissory notes that are disclosed in Note 5(a).

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

6.

Common Shares

a)

On June 4, 2009, the Company issued 51,000 common shares of the Company with a fair value of $0.294 per share to settle professional fees with a fair value of $15,000.

b)

On May 29, 2009, the Company issued 15,000 common shares at $0.36 per common share to settle debt with a fair value of $5,400.

c)

On May 29, 2009, the Company issued 250,000 common shares at $0.36 per common share to settle debt with a fair value of $90,000.

d)

On May 14, 2009, the Company issued 14,133 common shares at $0.40 per common share to settle accrued interest charges of $5,653 from outstanding promissory notes.

e)

On May 14, 2009, the Company issued 10,000 common shares at $0.40 per common share, or $4,000 as incentive shares for the purchase of convertible promissory notes.

f)

On May 12, 2009, the Company issued 400,000 common shares at $0.41 per common share, or $164,000, to settle outstanding promissory notes of $100,000. The Company recorded $64,000 as a loss on settlement of debt.

g)

On April 22, 2009, the Company issued 15,000 common shares at $0.57 to settle debt with a fair value of $8,550.

h)

On April 21, 2009, the Company issued 363,000 common shares at $0.57 per common share, or $206,910, as incentive shares for the purchase of convertible promissory notes.

i)

On April 1, 2009, the Company issued 33,000 common shares at $0.19 per common share, or $6,270, as incentive shares for the purchase of convertible promissory notes.

j)

On March 25, 2009, the Company issued 60,750 common shares of the Company with a fair value of $7,898 as a settlement agreement for outstanding obligations owing by the Company.

k)

On March 18, 2009, the Company issued 33,000 common shares of the Company with a fair value of $4,950 as incentive shares for the purchase of convertible promissory notes.

l)

On February 9, 2009, the Company issued 66,000 common shares of the Company with a fair value of $13,200 as incentive shares for the purchase of convertible promissory notes.

m)

On February 8, 2009, the Company issued 100,000 common shares of the Company with a fair value of $20,000 for marketing services incurred by a consultant to the Company.

n)

On January 28, 2009, the Company cancelled 210,000 common shares of the Company that were previously issued and returned the common shares to treasury.

o)

On January 26, 2009, the Company issued 400,000 common shares of the Company with a fair value of $76,000 as a settlement agreement for outstanding obligations owing by the Company.

p)

On January 15, 2009, the Company issued 150,000 common shares of the Company with a fair value of $30,000 for consulting services.

q)

On January 14, 2009, the Company issued 600,000 common shares of the Company for cash proceeds of $120,000 that were received during the year ended December 31, 2008.

r)

On January 8, 2009, the Company issued 66,000 common shares of the Company with a fair value of $11,880 as incentive shares for the purchase of convertible promissory notes.

s)

On January 6, 2009, the Company issued 200,000 common shares of the Company for consulting services to June 2009 with a fair value of $30,000.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

(expressed in U.S. dollars)

6.

Common Shares (continued)

t)

On January 1, 2009, the Company issued 1,000,000 common shares of the Company for consulting services to December 2009 with a fair value of $180,000.

u)

On January 1, 2009, the Company issued 33,000 common shares of the Company with a fair value of $5,940 as incentive shares for the purchase of convertible promissory notes.

v)

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

During the period ended June 30, 2009, the Company issued 1,625,000 share purchase warrants as part of the 12% Units and 50,000 share purchase warrants as part of the 10% Units. Each warrant grants the warrant holder the option to purchase one additional common share of the Company at $0.25 per common share (12% Units) and $0.40 per common share (10% Units) for a period of three years from the date of issuance.

In June 2009, the Company issued 100,000 share purchase warrants with an exercise price of $0.40 per warrant for a period of three years, as part of the demand loan received from an investor.

During the six months ended June 30, 2009, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	3,400,000	$1.55
Granted	3,125,000	$0.25
	150,000	$0.40
Cancelled	(1,500,000)	$(0.35)
Balance – June 30, 2009 (unaudited)	5,175,000	$1.08	2.55	–

As at June 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
400,000	$0.25	January 1, 2012
200,000	$0.25	January 8, 2012
200,000	$0.25	February 19, 2012
100,000	$0.25	March 9, 2012
100,000	$0.25	April 1, 2012
625,000	$0.25	April 21, 2012
50,000	$0.40	May 11, 2012
100,000	$0.40	May 14, 2012
1,500,000	$0.25	January 9, 2014

5,175,000

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	2,400,000	$0.22
Granted	7,500,000	$0.25
Balance – June 30, 2009 (unaudited)	9,900,000	$0.24	4.07	–

As at June 30, 2009, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
2,400,000	$0.22	August 31, 2013
7,500,000	$0.25	February 1, 2014

9,900,000

As at June 30, 2009, the weighted average fair value of the stock options granted during 2009 was $0.18 (December 31, 2008 - $0.17)

As at June 30, 2009, the Company had no unrecognized compensation expense related to unvested options.

9.

Commitments and Contingencies

a)

In October 2007, the Company completed a sale and leaseback agreement with respect to its building. Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007. For the three months ended March 31, 2009, the Company incurred lease expense of $189,000 (March 31, 2008 - $201,041).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968. Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month. For the six months ended March 31, 2009, the Company incurred lease expense of $181,646 (June 30, 2008 - $181,646).

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

(expressed in U.S. dollars)

9.

Commitments and Contingencies (continued)

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

10.

Subsequent Events

a)

On August 5, 2009, the Company issued 325,000 common shares at $0.14 per common share to settle legal services with a fair value of $45,000.

b)

On July 31, 2009, the Company issued 842,389 common shares at $0.25 per common share for the conversion of $200,000 of convertible promissory notes and accrued interest of $10,597.

c)

Subsequent to June 30, 2009, the Company issued 382,928 common shares for consulting services, legal services, and investor relations incurred on behalf of the Company.

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

Organizational Chart

ecoMates, LLC

ecoMates™, a Nevada LLC formed on March 3, 2009, is wholly owned and managed by Ethos. ecoMates will direct the Company’s retail distribution and marketing functions. ecoMates™ is a network marketing system that will leverage a proprietary suite of web/broadcast communication tools to maximize productivity and optimize communications.

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

For additional information, please refer to the below letter:

Regulatory Status: Ethos FR+ has been registered with the EPA, and we will seek other approvals, registrations or certifications as necessary to fully comply with all regulations.

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

Competitive Advantage

Looking forward, the Company carries a significant competitive advantage on multiple dimensions: All of the Company’s products add cleaning and lubricating qualities, allowing engines to perform cooler, smoother and with more vigor. The overall benefits are increased fuel mileage, reduced emissions, and reduced maintenance costs. The Company’s products increase fuel mileage and reduce emissions by burning fuel more completely. Exhaust is essentially unburned fuel, i.e. wasted fuel, so when that fuel is used more completely, the engine delivers better mileage from every tank. Efficient fuel use also improves engine performance due to the fact that a more complete combustion process obtains increased power from every engine revolution.

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

ecoMates™

Like other network marketing systems, ecoMates™ is comprised of a network of vertically organized independent distributors whereby distributors will acquire designated quantities of Ethos products at wholesale prices. Distributors are free to determine how much of the product to use for themselves and how much to sell to consumers at retail prices. The full profit from such retail sales is kept by distributors. Moreover, distributors earn additional income by enlisting associates. A portion of the wholesale product purchases made by these “down-line” associates are paid out to those that enlisted them. In such a manner, strong incentives are in place for not only selling as much product as possible but urging others to sell the product as well.

Dissimilar to other network marketing systems, ecoMates™ hosts a unique set of advanced communication technologies. These include streaming video web tools especially designed to facilitate remote face-to-face communications among ecoMates distributors. Of course, this saves time, money, and logistical difficulties by minimizing the need for arranging meetings in the same room. As such, it is an excellent way of maximizing the productivity of distributors. Moreover, all video meetings are stored for future playback on any web-enabled device (including cell phones!). Similarly, ecoMates video e-mail enables distributors to utilize a host of advanced video tools within their e-mail communications.

ecoMates™ management and distributors also benefit from live broadcasting capability whereby one can broadcast via the web and anyone, throughout the world, with the designated login information for the broadcast will be able to view it on any web-enabled device. This broadcasting system includes sophisticated features such as real time chat, polling, and viewer statistics. Among other productivity tools, ecoMates™ also provides a “media vault” through which distributors can instantly backup files of all kinds on the vault and access those files as needed through a user-friendly online interface.

Notably, ecoMates™ is not only advanced in terms of technological sophistication but also in terms of eco-friendliness. ecoMates™ intends to be the leading green network marketing organization in the world. The communication technologies described above are all outstanding green productivity tools that enable a more effective distributor network that can do its business with as little driving, flying, and paper use as possible. And, of course, ecoMates distributes a product that reduces emissions thereby enabling an unprecedented green opportunity. That is why ecoMates offers both a financial opportunity (i.e. reduce fuel expenses and earn money selling the product) and a green opportunity (i.e. reduce emissions on the road).

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

Employees

As of August 14, 2009, we employed 5 full-time employees and 0 part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2009 COMPARED TO THE PERIOD ENDED JUNE 30, 2008.

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

Results of Operations

Revenues

During the three and six month periods ended June 30, 2009, the Company recognized revenues of $471,234 and $609,304 compared with $981,493 and $1,362,191 for the three and six months ended June 30, 2008, respectively. The decrease in revenues is attributed to the fact that the Company focused on the incorporation of its two wholly-owned subsidiaries, and obtaining the necessary financing to acquire patents to improve the Ethos FR® product as well as to settle outstanding liabilities of the Company. Furthermore, the Company commenced the sale of its Ethos FR® product through Ecomates, its wholly-owned subsidiary, rather than the use of a MLM (multi-level marketing) in fiscal 2008. The Company will re-focus its attention on selling and marketing of the Ethos FR® product for the remainder of the year, through Ecomates, to increase the current level of sales activity.

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

Gross Profit

Gross profit for the three and six months ended June 30, 2009 was $304,329 and $367,325 compared with $419,942 and $573,956 for the three and six months ended June 30, 2008, respectively. The gross profit margin for the six months ended June 30, 2009 was 60.3% compared with 42.1% for the six months ended June 30, 2008. The increase in the gross profit margins in fiscal 2009 is attributed to the fact that the Company commenced sales of its Ethos FR® product using Ecomates, their wholly-owned subsidiary, rather than a MLM which required the Company to pay commission charges which impacted the overall gross profit margin.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Bad Debt Expense

For the three and six months ended June 30, 2009, the Company incurred bad debt expense of $14,979 compared to $nil and $205,119 for the three and six months ended June 30, 2008, respectively. Bad debt expense in fiscal 2008 was attributed to the 100% write-off of accounts receivable for one vendor based on the fact that management did not warrant the amounts to be objectively collectable. During the current period, the Company had sales revenue of $609,304 and accounts receivable of $32,061, of which $14,979 was over sixty days past due as at June 30, 2009 and remained uncollected as at August 14, 2009, and have been impaired by the Company. The remaining accounts receivable of $17,082 is collectible, hence no allowance has been provided on the current outstanding accounts receivable balance.

Depreciation Expense

For the six months ended June 30, 2009, the Company incurred depreciation expense of $23,893, of which $21,504 is included in cost of goods sold, compared to $42,734 of which $38,461 is included in cost of goods sold for the six months ended June 30, 2008. The decrease in overall depreciation expense is based on the fact that depreciation on various computer and furniture equipment reached its acquisition cost. The Company has not purchased any new property and equipment during the six month period ended June 30, 2009.

General and Administrative

For the three and six months ended June 30, 2009, the Company incurred general and administrative expense of $1,565,487 and $3,186,381 compared with $1,888,059 and $3,063,486 for the three and six months ended June 30, 2008. Overall, general and administrative costs decreased during fiscal 2009 given the downturn in the economy and the commitment by management to preserve cash balances. The consistency in general and administrative costs for the six months ended June 30, 2009 and 2008 is attributed to the recognition of $452,111 of stock-based compensation expense for the issuance of stock options to Thrive Worldwide LLC for the business plan and marketing agreement as well as accretion expense of $74,582 from the discount on the convertible notes that were issued during fiscal 2009.

Selling Expense

For the three and six months ended June 30, 2009, the Company incurred selling expense of $197,722 and $224,023 compared with $85,420 and $173,431 for the three and six months ended June 30, 2008. The overall decrease is based on the fact that the Company’s cash flow is focused on other areas of the business, which also attributes to the overall decrease in total sales compared to fiscal 2008.

Other Income (Expenses)

Interest Expense

For the three and six months ended June 30, 2009, the Company incurred interest expense of $117,624 and $170,036 compared to $38,000 and $118,040 for the three and six months ended June 30, 2008. The increase in interest expense is attributed to the fact that, during the current period, the Company issued $1,050,000 of 12% promissory notes and $25,000 of 10% promissory notes since January 1, 2009.

Net Loss

For the three and six months ended June 30, 2009, the Company incurred a net loss of $1,656,264 and $3,290,365 compared with a net loss of $1,593,671 and $2,987,893 for the three and six months ended June 30, 2008. The increase in net loss is attributed to the effects of the stock-based compensation expense and decreases in sales revenue and gross profit margin compared with fiscal 2008.

Common Shares

During the six months ended June 30, 2009, the Company issued 3,949,883 common shares to settle services and debt incurred on behalf of the Company (2,955,883 common shares), incentive shares related to the convertible notes payable (604,000 common shares), and for cash proceeds (600,000 common shares) less cancelled common shares of 210,000 common shares. The fair value of the share issuances were based on the end-of-day closing share price of the Company’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB: ETEV).

Liquidity and Capital Resources

At June 30, 2009, we had cash of $67,567, current assets of $322,412, total assets of $786,987, total liabilities of $3,387,185, and stockholders’ deficit of $2,600,198.

As at June 30, 2009, we had a working capital deficit of $3,064,773 compared with a working capital deficit of $2,009,769 for the year ended December 31, 2008. The increase in the working capital deficit is attributed to the fact that the Company has had limited cash flows and therefore, have not purchased inventory amounts in large quantities until the Company obtains more financing or generates positive earnings.

Cash Flows from Operating Activities

For the six months ended June 30, 2009, the Company used $1,214,665 of cash flows for operating activities compared with $806,714 for the six months ended June 30, 2008. The increase in cash flows used in operating activities is attributed to the fact that the Company had a higher operating loss during the current year, had $1,258,647 of non-cash issuances of common stock to settle services and debt compared with $1,744,553 in fiscal 2008, and was offset by the fact that the Company’s accounts payable and accrued liabilities at June 30, 2009 increased $603,884.

Cash Flows from Investing Activities

For the six months ended June 30, 2009, the Company used $nil of cash flows for investing activities compared with $32,967 for the six months ended June 30, 2008. The decrease in cash flows used for investing activities were attributed to lower amounts of property and equipment purchases during the current period compared to prior year.

Cash Flows from Financing Activities

During the six months ended June 30, 2009, the Company received proceeds of $1,210,000 from cash flows from financing activities compared with $899,476 for the six months ended June 30, 2008. The increase in cash flows provided by financing is attributed to the issuance of $50,000 12 % promissory note units and net proceeds from demand loans from various investors during fiscal 2009 that raised approximately $1,090,000 along with issuance of common shares that raised $120,000. In fiscal 2008, the Company raised net proceeds of $950,000 from demand loans and promissory notes.

Loan Facilities

During the period ended June 30, 2009, the Company issued units (the “12% Units”) of convertible promissory notes. Under the terms of the note agreement, each Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share. Furthermore, each 12% Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. During the period ended June 30, 2009, the Company issued seventeen units for cash proceeds of $850,000, issued one unit to settle a promissory note with a carrying value of $50,000. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $681,320 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at June 30, 2009, the Company has recognized accretion expense of $74,582, which is recorded in general and administrative expenses, which increased the carrying value of the convertible promissory note to $420,251.

In June 2009, the Company issued units (the “10% Units”) of convertible promissory notes. Under the terms of the note agreement, each 10% Unit is comprised of a $25,000 convertible note due interest at 10% per annum, secured by the Company’s assets, and due in two years from the date of issuance, convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.40 per common share. Furthermore, each 10% Unit includes 50,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.40 per common share for a period of three years from the date of issuance. During the period ended June 30, 2009, the Company issued one unit for cash proceeds of $25,000. In accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $19,196 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at June 30, 2009, the Company has recognized accretion expense of $800, which is recorded in general and administrative expenses, which increased the carrying value of the convertible promissory note to $6,604.

In February 2009, the Company issued a demand loan to a third party for $17,500. Under the terms of the loan, the amount owing is unsecured, non-interest bearing, and due on demand.

On January 9, 2009, the Company terminated a $300,000 unsecured promissory note that was due interest at 10% per annum and due on February 11, 2009 and replaced it with a new $550,000 promissory note that is unsecured, due interest at 10% per annum, and due on September 30, 2009. In addition, the Company terminated 1,000,000 and 500,000 share purchase warrants that were issued in August and September 2008 respectively, which allowed the warrant holder to purchase one additional common share of the Company at $0.37 and $0.30, respectively, and replaced it with 1,500,000 share purchase warrants which allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of five years from the date of issuance. In May 2009, the note holder converted $100,000 of unsecured promissory note into 400,000 common shares of the Company at a rate of $0.25 per common share.

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

Going Concern

As at June 30, 2009, the Company had a cash balance of $67,567 and accumulated deficit of $54,902,170. For the six months ended June 30, 2009, the Company recorded sales revenue of $609,364, gross profit of $367,325, and a net loss of $3,290,265. In addition, as at June 30, 2009, the Company had a working capital deficit of $3,064,773.

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

Continuing Remediation Efforts to address deficiencies in the Company’s Internal Control Over Financial Reporting – June 30, 2009

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

On May 21, 2008, a lawsuit was filed in Superior Court of Arizona, Maricopa County, by the Bedrock Group (a shareholder) naming the Company as a defendant. In addition, the Company’s former Chief Executive Officer, Enrique de Vilmorin, was also named as a defendant. The lawsuit alleges that the Company, by and through Mr. de Vilmorin, improperly converted certain stock belonging to the Bedrock Group. The Bedrock Group is seeking monetary damages. A settlement of this litigation is presently being negotiated and we expect to conclude during the third quarter.

On November 19, 2008, the Company filed a lawsuit in Superior Court of California, San Diego County, against Enrique de Vilmorin, its former Chief Executive Officer, and Sonia Dominguez, Mr. de Vilmorin’s spouse. The lawsuit alleges that Mr. de Vilmorin improperly used Company assets for personal benefit/expenditures and to purchase/pay for certain real property without the consent of the Company. The Company is seeking monetary damages. The parties are discussing settlement.

On March 2009, a lawsuit was filed in the United States District Court, District of Utah, Central Division, against Ethos Environmental, Inc. by Republic Bank. The lawsuit alleges that the Company breached the terms of a Lease Agreement involving Mazuma Capital Corp. and Ethos. Republic Bank is seeking monetary damages and return of certain equipment. The Company believes that it has numerous meritorious defenses and has filed an Answer and Counterclaims.

Item 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

a)

On June 4, 2009, the Company issued 51,000 common shares of the Company with a fair value of $0.294 per share to settle professional fees with a fair value of $15,000.

b)

On May 29, 2009, the Company issued 15,000 common shares at $0.36 per common share to settle debt with a fair value of $5,400.

2.

Convertible Securities:

a)

On May 12, 2009, the Company issued 400,000 common shares at $0.41 per common share, or $164,000, to settle outstanding promissory notes of $100,000. The Company recorded $64,000 as a loss on settlement of debt.

3.

Outstanding Warrants:

a)

During the period ended June 30, 2009, the Company issued 1,625,000 share purchase warrants as part of the 12% Units and 50,000 share purchase warrants as part of the 10% Units. Each warrant grants the warrant holder the option to purchase one additional common share of the Company at $0.25 per common share (12% Units) and $0.40 per common share (10% Units) for a period of three years from the date of issuance.

b)

In June 2009, the Company issued 100,000 share purchase warrants with an exercise price of $0.40 per warrant for a period of three years, as part of the demand loan received from an investor.

4.

Issuances of Securities:

a)

On May 29, 2009, the Company issued 250,000 common shares at $0.36 per common share to settle debt with a fair value of $90,000.

b)

On May 14, 2009, the Company issued 14,133 common shares at $0.40 per common share to settle accrued interest charges of $5,653 from outstanding promissory notes.

c)

On May 14, 2009, the Company issued 10,000 common shares at $0.40 per common share, or $4,000 as incentive shares for the purchase of convertible promissory notes.

d)

On April 22, 2009, the Company issued 15,000 common shares at $0.57 to settle debt with a fair value of $8,550.

e)

On April 21, 2009, the Company issued 363,000 common shares at $0.57 per common share, or $206,910, as incentive shares for the purchase of convertible promissory notes.

f)

On April 1, 2009, the Company issued 33,000 common shares at $0.19 per common share, or $6,270, as incentive shares for the purchase of convertible promissory notes.

5.

Issuances of Equity Securities for Cash:

a)

During the period ended June 30, 2009, the Company issued nineteen 12% Units for cash proceeds of $950,000, and issued one unit to settle a promissory note with a carrying value of $50,000. For a more detailed discussion regarding the 12% Units please refer to Note 5(h) of the Financial Statements for a complete description hereof.

b)

During the period ended June 30, 2009, the Company issued one 10% unit for cash proceeds of $25,000. For a more detailed discussion regarding the 12% Units please refer to Note 5(h) of the Financial Statements for a complete description hereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit
3.01	Articles of Incorporation(1)
3.01	Restated Articles of Incorporation(1)
3.03	Bylaws(1)
10.1	Convertible Promissory Note – Carrillo Huettel, LLP(2)
10.2	Common Stock Purchase Warrant – Carrillo Huettel, LLP(2)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14(2)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14(2)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

_____________

(1)	Incorporated by reference as an Exhibit to the Form 8-K filed on April 24, 2006.
(2)	Filed Herewith.

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

Dated: August 14, 2009

/s/ Corey P. Schlossmann

By: Corey P. Schlossmann

Its: President and CEO