Form 10-Q
period 2009-09-30
Ethos Environmental, Inc.
filed 2009-11-23
CIK 1056598

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2009

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

with a copy to:

Carrillo Huettel, LLP

3033 Fifth Ave. Suite 201

San Diego, CA 92103

Telephone (619) 399-3090

Telecopier (619) 330-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 20, 2009, there were 50,815,173 shares of the registrant’s Common Stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

Ethos Environmental, Inc.

September 30, 2009

Ethos Environmental, Inc.

Consolidated Balance Sheets

(unaudited)

	September 30, 2009 $	December 31, 2008 $
	(unaudited)
ASSETS

Current Assets

Cash	87,884	72,232

Accounts Receivable, net of allowance of doubtful accounts	14,493	94,894

Inventory (Note 3)	141,240	223,144

Total Current Assets	243,617	390,270

Property and Equipment (Note 4)	40,551	70,552

Other Assets	417,916	405,417

Total Assets	702,084	866,239

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	1,390,236	681,583

Accrued Liabilities	383,986	301,876

Notes Payable (Note 5)	941,265	1,031,580

Convertible Promissory Notes, net of accumulated discount of $690,842 (Note 6)	834,158	385,000

Total Liabilities	3,549,645	2,400,039

Stockholders’ Deficit

Common Stock (Note 7) Authorized: 100,000,000 common shares, par value: $0.0001 per common share Issued and outstanding: 49,034,305 and 43,518,958 common shares, respectively	4,903	4,352

Additional Paid-In Capital (Note 7)	52,801,155	50,073,653

Common Stock Subscribed	87,000	–

Accumulated Deficit	(55,740,619)	(51,611,805)

Total Stockholders’ Deficit	(2,847,561)	(1,533,800)

Total Liabilities and Stockholders’ Deficit	702,084	866,239

Going Concern (Note 1)

Commitments and Contingencies (Note 9)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
	$	$	$	$

Revenue	417,381	653,765	1,026,685	2,015,956

Cost of Sales	164,878	414,893	406,857	1,203,128

Gross Profit	252,503	238,872	619,828	812,828

Operating Expenses

Amortization Expense	611	2,134	3,000	6,407
Bad Debt Expense	–	–	14,979,979	205,119
General and Administrative	857,913	1,151,246	4,044,294	4,214,732
Selling Expense	42,441	65,152	266,464	238,583

Total Operating Expenses	900,965	1,218,532	4,328,737	4,664,841

Total Operating Income (Loss)	(648,462)	(979,660)	(3,708,909)	(3,852,013)

Other Income (Expenses)

Interest Expense	(114,313)	(24,500)	(284,349)	(142,540)
Loss on Settlement of Debt (Note 7)	(75,674)	–	(139,674)	–
Other Income	–	2,500	4,118	198,637

Net Loss	(838,449)	(1,001,660)	(4,128,814)	(3,795,916)

Net Loss Per Share – Basic and Diluted Net Loss Per Share – Basic and Diluted	(0.02)	(0.02)	(0.09)	(0.10)

Weighted Average Shares Outstanding	48,476,702	41,049,677	47,160,629	39,726,085

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
	$	$
Operating Activities
Net Loss For The Period	(4,128,814)	(3,795,916)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	136,736	–
Amortization Expense	30,001	64,101
Bad Debt Expense	14,979	205,119
Common Stock Issued for Services	451,107	265,836
Common Stock Issued as Incentive Shares	270,880	–
Common Stock Issued for Settlement of Debt	209,948	–
Common Stock Issued for Registration Rights	–	1,492,241
Common Stock Issued to repay interest expense	14,873	–
Issuance of share purchase warrants	–	666,930
Loss on settlement of debt	139,674	–
Stock-based compensation	483,266	–

Changes in operating assets and liabilities:
Accounts Receivable	65,422	(170,970)
Inventory	81,904	310,958
Other Assets	(12,499)	(10,998)
Accounts Payable and Accrued Liabilities	788,489	160,924

Net Cash Used In Operating Activities	(1,454,034)	(811,775)

Investing Activities
Purchase of Property and Equipment	–	(32,991)

Net Cash Used In Investing Activities	–	(32,991)

Financing Activities
Proceeds from Issuance of Note Payable	1,349,686	1,100,000
Proceeds from Issuance of Common Shares	120,000	300,000
Repayment of Note Payable	–	(350,000)
Repayment to Related Parties	–	(246,521)

Net Cash Provided By Financing Activities	1,469,686	803,479
Increase (Decrease) in Cash	15,652	(41,287)
Cash – Beginning of Period	72,232	74,176
Cash – End of Period	87,884	32,889

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

Non-Cash Investing and Financing Activities
Common shares issued to settle debt	300,000	–

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

On November 2, 2006, the Company signed and executed the Plan of Merger (the “Merger”) with Ethos Environmental, Inc., a company incorporated in the State of Nevada which manufactures and distributes fuel reformulating products that increase fuel mileage, reduce emissions, and maintain lower fuel costs. Under the terms of the Agreement, the Company acquired 100% of the issued and outstanding common shares of Ethos Environmental, Inc. in exchange for the issuance of 17,718,187 common shares of the Company. As a result of the Agreement, the former owners of Ethos Environmental, Inc. hold approximately 97% of the issued and outstanding common shares of the Company. The acquisition is, in substance, a capital transaction and is accounted for as a continuation of the Ethos Environmental, Inc. business. Under recapitalization accounting, Ethos Environmental, Inc. is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Victor Industries, Inc.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the nine month period ended September 30, 2009, the Company recognized sales revenue of $1,026,685 but incurred a net loss of $4,128,814. As at September 30, 2009, the Company had a working capital deficit of $3,306,028 and an accumulated deficit of $55,740,619. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2009, and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2009 and December 31, 2008, the Company had no cash equivalents.

e)

Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured. Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due. If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables. As at September 30, 2009, the Company recorded an allowance of doubtful accounts of $262,224.

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

i)

Revenue Recognition

The Company will recognize revenue from the sale of its fuel reformulating products in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

2.

Summary of Significant Accounting Policies (continued)

j)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

k)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements.

l)

Financial Instruments

ASC 820, “Fair Value Measurements” and ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts receivable, other assets, and accounts payable and accrued liabilities. Pursuant to ASC 820 and ASC 825, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

m)

Advertising Costs

Advertising costs are expensed as incurred and are recorded in the consolidated financial statements as selling expense.

n)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740 “Accounting for Income Taxes” as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

2.

Summary of Significant Accounting Policies (continued)

o)

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

p)

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements.

q)

Recently Adopted Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

2.

Summary of Significant Accounting Policies (continued)

r)

Reclassifications

Certain of the figures presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

3.

Inventory

	September 30, 2009 $	December 31, 2008 $
	(unaudited)
Raw Materials	75,711	161,211
Finished Goods	65,529	61,933

	141,240	223,144

4.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	September 30, 2009 $	December 31, 2008 $
			(unaudited)
Building	2,712	678	2,034	2,441
Computers	13,248	13,248	–	818
Equipment	238,547	201,535	37,012	60,646
Furniture and Fixtures	67,048	65,543	1,505	6,647

	321,555	281,004	40,551	70,552

5.

Notes Payable

a)

As at September 30, 2009, the Company owed $500,000 in a Nonrecourse Loan (the “Loan”). Under the terms of the Loan, the amounts are unsecured, due interest at 10% per annum and due on October 1, 2009.

b)

As at September 30, 2009, the Company owed $59,685 in demand loans to non-related parties for funding of the Company’s operating costs. The amount owing is unsecured, non-interest bearing, and due on demand.

c)

 As at September 30, 2009, the Company owed $100,000 in a promissory note that is unsecured, due interest at 10% per annum, and due June 30, 2009. Subsequent to June 30, 2009, the promissory note will continue on a month-to-month basis under the same terms as the original promissory note.

d)

 As at September 30, 2009, the Company owed $31,580 to an investor for funding of the Company’s operations. The amount owing is unsecured, due interest at 10% per annum, and due on demand.

e)

 On January 8, 2009, the Company replaced a $300,000, 12% unsecured promissory note that was due on March 31, 2009 with a new $250,000, 12% unsecured promissory note that is due on December 31, 2009 and one unit of the $50,000 convertible promissory notes that are disclosed in Note 5(b).

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

6.

Convertible Promissory Notes

a)

During the period ended September 30, 2009, the Company issued units (the “August Units”) of convertible promissory notes. Under the terms of the note agreement, each August Unit is comprised of a $100,000 convertible note, due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.225 per common share. Furthermore, each August Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.30 per common share for a period of three years from the date of issuance. During the period ended September 30, 2009, the Company issued two units for cash proceeds of $200,000. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $146,258 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at September 30, 2009, the Company has recognized accretion expense of $12,188, which increased the carrying value of the August Units to $65,930.

b)

During the period ended June 30, 2009, the Company issued units (the “12% Units”) of convertible promissory notes. Under the terms of the note agreement, each 12% Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share. Furthermore, each 12% Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. During the period ended June 30, 2009, the Company issued nineteen units for cash proceeds of $950,000, and issued one unit to settle a promissory note with a carrying value of $50,000 (refer to Note 5(j)). In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $650,667 that was recorded against the note payable and a corresponding credit to additional paid-in capital. During the period ended September 30, 2009, three units ($150,000) were converted into common shares at $0.25 per common share, resulting in the recognition of the unaccreted discount of the convertible note of $25,923. As at September 30, 2009, the Company has recognized accretion expense of $110,391, which increased the carrying value of the remaining 12% Units to $309,724.

c)

During the period ended June 30, 2009, the Company issued units (the “10% Units”) of convertible promissory notes. Under the terms of the note agreement, each 10% Unit is comprised of a $25,000 convertible note due interest at 10% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.40 per common share. Furthermore, each 10% Unit includes 50,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.40 per common share for a period of three years from the date of issuance. During the period ended June 30, 2009, the Company issued one unit for cash proceeds of $25,000. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $19,196 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at September 30, 2009, the Company has recognized accretion expense of $2,700, which increased the carrying value of the 10% Units to $8,504.

d)

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

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

6.

Convertible Promissory Notes (continued)

e)

On January 1, 2009, the Company issued a convertible promissory note to settle professional services with a fair value of $50,000. Each promissory note is comprised of a $50,000, 12% unsecured convertible promissory note due two years from the date of issuance and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share, and 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $11,457 that was recorded against the note payable and a corresponding credit to additional paid-in capital. During the period ended September 30, 2009, the promissory note was converted into common shares and resulted in the recognition of the unaccreted portion of the discount of $8,116. As at September 30, 2009, the Company has recognized accretion expense of $11,457.

7.

Common Shares

a)

On September 4, 2009, the Company issued 70,147 common shares of the Company at $0.13 per share for consulting services with a fair value of $9,119.

b)

On August 13, 2009, the Company issued 100,000 common shares of the Company at $0.20 per share for consulting services with a fair value of $20,000.

c)

On August 6, 2009, the Company issued 23,894 common shares of the Company at $0.24 per share for consulting services with a fair value of $5,735.

d)

On August 5, 2009, the Company issued 30,000 common shares of the Company at $0.22 per common share for consulting services with a fair value of $6,600.

e)

On August 5, 2009, the Company issued 325,000 common shares of the Company to settle legal services with a fair value of $45,000. The common shares were valued at $71,500 resulting in a loss on settlement of debt of $26,500.

f)

On August 4, 2009, the Company issued 63,143 common shares of the Company at $0.25 per share for consulting services with a fair value of $15,786.

g)

On August 3, 2009, the Company granted 60,000 common shares of the Company at $0.30 per common share for incentive shares with a fair value of $18,000. As at September 30, 2009, the common shares have not been issued and has been recorded as common stock subscribed.

h)

On July 31, 2009, the Company issued 800,000 common shares at $0.25 per share to convert $200,000 of convertible promissory notes and issued 42,389 to settle accrued interest of $9,220.

i)

On July 24, 2009, the Company issued 60,000 common shares at $0.17 per share for consulting services with a fair value of $10,200.

j)

On July 8, 2009, the Company issued 50,891 common shares at $0.19 per share for consulting services with a fair value of $9,671.

k)

On July 1, 2009, the Company granted 300,000 common shares at $0.23 per share to settle professional services with a fair value of $22,100. The common shares were valued at $69,000 resulting in a loss on settlement of debt of $46,900. As at September 30, 2009, the common shares have not been issued and has been recorded as common stock subscribed.

l)

On June 4, 2009, the Company issued 51,000 common shares of the Company with a fair value of $0.294 per share to settle professional fees with a fair value of $15,000.

m)

On May 29, 2009, the Company issued 15,000 common shares at $0.36 per common share to settle debt with a fair value of $5,400.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

7.

Common Shares (continued)

n)

On May 29, 2009, the Company issued 250,000 common shares at $0.36 per common share to settle debt with a fair value of $90,000.

o)

On May 14, 2009, the Company issued 14,133 common shares at $0.40 per common share to settle accrued interest charges of $5,653 from outstanding promissory notes.

p)

On May 14, 2009, the Company issued 100,000 common shares at $0.40 per common share, or $4,000 as incentive shares for the purchase of convertible promissory notes.

q)

On May 12, 2009, the Company issued 400,000 common shares at $0.41 per common share, or $164,000, to settle outstanding promissory notes of $100,000. The Company recorded $64,000 as a loss on settlement of debt.

r)

On April 22, 2009, the Company issued 15,000 common shares at $0.57 to settle debt with a fair value of $8,550.

s)

On April 21, 2009, the Company issued 363,000 common shares at $0.57 per common share, or $206,910, as incentive shares for the purchase of convertible promissory notes.

t)

On April 1, 2009, the Company issued 33,000 common shares at $0.19 per common share, or $6,270, as incentive shares for the purchase of convertible promissory notes.

u)

On March 25, 2009, the Company issued 60,750 common shares of the Company with a fair value of $7,898 as a settlement agreement for outstanding obligations owing by the Company.

v)

On March 18, 2009, the Company issued 33,000 common shares of the Company with a fair value of $4,950 as incentive shares for the purchase of convertible promissory notes.

w)

On February 9, 2009, the Company issued 66,000 common shares of the Company with a fair value of $13,200 as incentive shares for the purchase of convertible promissory notes.

x)

On February 8, 2009, the Company issued 100,000 common shares of the Company with a fair value of $20,000 for marketing services incurred by a consultant to the Company.

y)

On January 28, 2009, the Company cancelled 210,000 common shares of the Company that were previously issued and returned the common shares to treasury.

z)

On January 26, 2009, the Company issued 400,000 common shares of the Company with a fair value of $76,000 as a settlement agreement for outstanding obligations owing by the Company.

aa)

On January 15, 2009, the Company issued 150,000 common shares of the Company with a fair value of $30,000 for consulting services.

bb)

On January 14, 2009, the Company issued 600,000 common shares of the Company for cash proceeds of $120,000 that were received during the year ended December 31, 2008.

cc)

On January 8, 2009, the Company issued 66,000 common shares of the Company with a fair value of $11,880 as incentive shares for the purchase of convertible promissory notes.

dd)

On January 6, 2009, the Company issued 200,000 common shares of the Company for consulting services to June 2009 with a fair value of $30,000.

ee)

On January 1, 2009, the Company issued 1,000,000 common shares of the Company for consulting services to December 2009 with a fair value of $180,000.

ff)

On January 1, 2009, the Company issued 33,000 common shares of the Company with a fair value of $5,940 as incentive shares for the purchase of convertible promissory notes.

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

7.

Common Shares (continued)

gg)

On January 1, 2009, the Company issued 300,000 common shares of the Company with a fair value of $54,000 for consulting services.

8.

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

In August 2009, the Company issued 200,000 share purchase warrants with an exercise price of $0.30 per warrant for a period of three years, as part of the convertible loan received from investors.

During the nine months ended September 30, 2009, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	3,400,000	$1.55
Granted	3,125,000	$0.25
	150,000	$0.40
	200,000	$0.30
Cancelled	(1,500,000)	$(0.35)
Balance – September 30, 2009 (unaudited)	5,375,000	$1.05	2.41	–

As at September 30, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
400,000	$0.25	January 1, 2012
200,000	$0.25	January 8, 2012
200,000	$0.25	February 19, 2012
100,000	$0.25	March 9, 2012
100,000	$0.25	April 1, 2012
625,000	$0.25	April 21, 2012
50,000	$0.40	May 11, 2012
100,000	$0.40	May 14, 2012
200,000	$0.30	August 5, 2012
1,500,000	$0.25	January 9, 2014
5,375,000

9.

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

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

9.

Stock Options (continued)

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	2,400,000	$0.22
Granted	7,500,000	$0.25
Balance – September 30, 2009 (unaudited)	9,900,000	$0.24	3.82	–

As at September 30, 2009, the following stock options were outstanding:

Number of Options	Exercise Price	Expiry Date
2,400,000	$0.22	August 31, 2013
7,500,000	$0.25	February 1, 2014
9,900,000

As at September 30, 2009, the weighted average fair value of the stock options granted during 2009 was $0.18 (December 31, 2008 - $0.17).

As at September 30, 2009, the Company had no unrecognized compensation expense related to unvested options.

10.

Commitments and Contingencies

a)

In October 2007, the Company completed a sale and leaseback agreement with respect to its building. Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000 in 2007. For the three months ended March 31, 2009, the Company incurred lease expense of $189,000 (March 31, 2008 - $201,041).

During the year ended December 31, 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968. Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month. For the nine months ended September 30, 2009, the Company incurred lease expense of $273,970 (September 30, 2008 - $273,970).

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

Ethos Environmental, Inc.

Notes to the Consolidated Financial Statements

10.

Commitments and Contingencies (continued)

d)

In February 2009, the Company entered into an Outsource Agreement (the “Thrive Agreement”) with Thrive Worldwide LLC (“Thrive”) for a three-year term in exchange for business plan, promotion, and marketing services. Under the terms of the Thrive Agreement, the Company is committed to issuing 7,500,000 stock options to Thrive, with each option allowing the holder to purchase one common share of the Company at $0.25 per common share over a five-year period. The Company issued 2.500,000 stock options, vested immediately, upon the date of the Agreement. The remaining 5,000,000 stock options are contingent on Thrive achieving certain future sales and marketing targets, with 2,500,000 stock options due 24-months from the date of the Agreement if Thrive creates new revenue to the Company exceeding $20 million for the entire trailing 12-month period, and a further 2,500,000 stock options due 36-months from the date of the Agreement if Thrive creates new revenue to the Company for any 12-month period exceeding $50 million.

11.

Subsequent Events

In accordance with ASC 855, we have evaluated subsequent events through November 20, 2009, the date of issuance of the unaudited interim consolidated financial statements, and did not have any material recognizable subsequent events, with the exception of the following:

a)

On November 2, 2009, the Company issued a $400,000, 10% convertible promissory note (the “November Note”). The November Note carries interest at 10% per annum and is due one year from the date of issuance, and the principal and accrued interest is convertible into common shares at $0.10 per share.

b)

On October 7, 2009, the Company entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Thrive Worldwide LLC relating to the terms of the Agreement noted in Note 10(d). Under the terms of the Settlement Agreement, both Thrive and the Company have been released from all obligations noted in the Thrive Agreement. As part of the Settlement Agreement, the Company issued an $80,000 promissory which is unsecured, due interest at 10% per annum, and due within six months of the issuance date, and issued 1,000,000 restricted common shares.

c)

Subsequent to September 30, 2009, the Company issued 300,000 common shares for settlement of debt (see Note 7(k)), 420,868 common shares for consulting services, 1,000,000 common shares for Settlement Agreement noted in Note 11(b), and 60,000 common shares for incentive shares (see Note 7(g)).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY FORWARD-LOOKING STATEMENT

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ETHOS ENVIRONMENTAL, INC. ("ETHOS", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

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

On November 2, 2006, as part of a two-step reverse merger, the Company merged with and into Victor Nevada, Inc. a newly incorporated entity for the purpose of re-domiciling under the laws of the State of Nevada. Concurrently therewith, we completed the merger transaction with Ethos Environmental, Inc., a privately held Nevada corporation ("Ethos"). The Company was the surviving entity, and changed its name to Ethos Environmental, Inc. to more accurately reflect its new direction and business model.

Current Organizational Chart

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

We believe, that both additives and oxygenates provide short-term benefits at the price of long-term engine or environmental problems. Additives contain highly refined petrochemicals or compressed hydrocarbons that promise better fuel mileage and sometimes lower emissions, by "cleaning" the engine. Used mainly by individual consumers, they are expensive and commonly sold at the auto parts and retail stores. More than five thousand EPA-registered fuel additives compete in the retail market and although the EPA requires that such products be registered, that registration constitutes neither endorsement nor validation of the product’s claims. Oxygenates, such as methyl tertiary butyl ether (MTBE) and Ethanol, are intended to lower emissions by adding oxygen to the fuel. Ethos products complement federally mandated oxygenates by lowering emissions. Ethos products are not oxygenates and cannot be used for the purpose of complying with current language federal legislation. In contrast, Ethos products have cleaning properties that contribute to the lubrication of the engine instead of destroying it. The ester-based formula dissolves the gums and residues and adds important lubrication that an engine needs. The engine stays clean and lubricated, allowing it to run smoothly and efficiently.

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

Product Line

The Company manufactures a unique line of fuel re-formulators that contain a blend of low and high molecular weight esters. Ethos has three products, Ethos FR®, Ethos FR+, and Ethos Bunker Fuel Conditioner ("Ethos BFC"). Ethos FR® and Ethos BFC cleanse and lubricate the engine while Ethos FR+ is a fuel catalyst. There are two esters used in each product, a light ester and a heavy ester. Ethos FR® and Ethos FR+ can be used in any internal combustion engine. Ethos BFC is used for Bunker Fuel, which is used in external combustion engines.

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

Ethos FR+

Product Benefits: Ethos FR+ consists of our original product, with one additional plant based ingredient. Ethos FR+ offers all the same benefits as its predecessor. The "+" represents improved fuel efficiency and emissions reductions.

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

The approach of The Company is to sell our products "one gallon at a time", earning the respect and trust of each user. Over the past decade, our products have gone though extensive miles of road tests, with all such testing verifying the ability of our products to significantly reduce emissions while improving gas mileage.

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

2

“J.D. Power & Associates Vehicle Forecast”, J.D. Power & Associates, October 9th, 2008

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

A Green Regulatory Environment

Diesel exhaust is a major contributor of particulate matter concentrations. Representing only 2 percent of the vehicles on the road, diesel powered vehicles generate more than half of the particulates and nearly a third of the nitrogen oxides in the air, according to a study by the California Air Resources Board. Air pollution monitoring efforts by the American Lung Association indicate that diesel accounts for 70% of the cancer risk. Furthermore, pioneers in the study of global warming factors have come to believe that particulate matter, such as that emitted by diesel engines, plays a far more critical role in the development of the "greenhouse effect" than previously suspected.

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

____________________________

6

“Annual Energy Outlook 2009”, Department of Energy: Energy Information Administration, March 2009

7

"U.S. population hits 300 million mark", Associated Press, October 17th, 2006

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

Red Line Oil: Friction Modifier -- Red Line’s "Limited Slip Friction Modifier" claims to reduce break-in temperatures by up to 50 degrees Fahrenheit. The product has been formulated for use with both synthetic and petroleum gear lubricants. A four fluid ounce bottle of this product retails for $6.9512. Red Line Synthetic Oil Corporation is a privately held company headquartered in Benicia, California.

AMSOIL: Friction Modifier -- Amsoil’s "Friction Modifier Slip Lock Differential Additive" claims to not only reduce but eliminate gear chatter in most cars, trucks, and SUVs. Like Red Line’s friction modifier, this product has also been formulated for use with both synthetic and petroleum gear lubricants. A four fluid ounce bottle of this product retails for $7.7012. According to the Goliath business database, AMSOIL Incorporated generated over $44,000,000 in revenue for 2008. Notably, a successful network marketing system is the primary source of sales for this company. AMSOIL Incorporated is a privately held company based in Superior, Wisconsin.

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

ecoMates™

Like other network marketing systems, ecoMates™ is comprised of a network of vertically organized independent distributors whereby distributors will acquire designated quantities of Ethos products at wholesale prices. Distributors are free to determine how much of the product to use for themselves and how much to sell to consumers at retail prices. The full profit from such retail sales is kept by distributors. Moreover, distributors earn additional income by enlisting associates. A portion of the wholesale product purchases made by these "down-line" associates are paid out to those that enlisted them. In such a manner, strong incentives are in place for not only selling as much product as possible but urging others to sell the product as well.

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

ecoMates™ management and distributors also benefit from live broadcasting capability whereby one can broadcast via the web and anyone, throughout the world, with the designated login information for the broadcast will be able to view it on any web-enabled device. This broadcasting system includes sophisticated features such as real time chat, polling, and viewer statistics. Among other productivity tools, ecoMates™ also provides a "media vault" through which distributors can instantly backup files of all kinds on the vault and access those files as needed through a user-friendly online interface.

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

Based on the positive results realized at those locations (estimated at a 10% reduction in fuel consumption plus significant reductions in maintenance/repair costs and emissions) an initial test was conducted at one location in the Southwestern Region of Allied Waste during the months of July and August, 2006. The results of this initial 4 week test showed an estimated reduction in fuel consumption of 10.35%, as measured by gallons per engine hour, compared to a baseline period of the previous 12 months (July 2005 through September 2006).

Based on these positive results, a second phase of testing was initiated in May 2007 encompassing 4 locations in the Southwestern Region. The period of testing was generally the months of May, September and July 2007, however, one location continued Ethos use through August. The detailed data obtained from this testing period is content of this report.

Testing Procedures and Data Compilation & Reporting Methodology

Upon initiation of the testing period, fuel consumption and engine hour data was obtained from each location for a baseline period in order to establish a point of comparison for the test. The baseline period for each location was generally the period of January through March, 2007.

The standard CFA report obtained from each location was the "Fuel Transaction Detail by Equipment #" report. This report provides the most comprehensive daily listing of fuel dispensed and engine hours recorded for each vehicle during each time period. It is important to note that detailed reports were used throughout the compilation of the data contained in this analysis because every report from every location contains several "anomalies" which could distort the accuracy of any data from any report.

Most common among these "anomalies" are:

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

3.) A true "apples-to-apples" comparison was obtained for each time period by removing all highlighted items.

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

The spreadsheets detailing the baseline & test period data, for each month at each location are as follows:

Ethos FR – Proof of Performance Demonstrations

Ethos Environmental uses an opacity meter, a detection device for diesel vehicles that measures the percentage of opacity (light obstructed from passage through an exhaust smoke plume), to demonstrate dramatic reductions in emissions. In more that 1,000 heavy-duty diesel vehicles treated (a motor vehicle having a manufacturer’s maximum gross vehicle weight rating (GVWR) greater than 6,000 pounds), emissions were lowered by as much as 90%. The Society of Automotive Engineers (SAE) recommended practice SAE J1667 "Snap Acceleration Smoke Test Procedure" to be used for heavy-duty diesel powered vehicles. Attached are samples of opacity test sheets, taken from diesel-powered engines, demonstrating the positive results after using Ethos FR®.

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

Employees

As of November 18, 2009, we employed 5 full-time employees and 0 part-time employees. None of our employees is subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2008.

Results of Operations

Revenues

During the three and nine month periods ended September 30, 2009, the Company recognized revenues of $417,381 and $1,206,685 compared with $653,765 and $2,015,956 for the three and nine months ended September 30, 2008, respectively. The decrease in revenues is attributed to the fact that the Company focused on the incorporation of its two wholly-owned subsidiaries, and obtaining the necessary financing to acquire patents to improve the Ethos FR® product as well as to settle outstanding liabilities of the Company. Furthermore, the Company commenced the sale of its Ethos FR® product through Ecomates, its wholly-owned subsidiary, rather than the use of a MLM (multi-level marketing) in fiscal 2008. The Company will re-focus its attention on selling and marketing of the Ethos FR® product for the remainder of the year, through Ecomates, to increase the current level of sales activity.

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

Gross Profit

Gross profit for the three and nine months ended September 30, 2009 was $252,503 and $619,828 compared with $238,872 and $812,828 for the three and nine months ended September 30, 2008, respectively. The gross profit margin for the nine months ended September 30, 2009 was 60.4% compared with 40.3% for the nine months ended September 30, 2008. The increase in the gross profit margins in fiscal 2009 is attributed to the fact that the Company commenced sales of its Ethos FR® product using Ecomates, their wholly-owned subsidiary, rather than a MLM which required the Company to pay commission charges which impacted the overall gross profit margin.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Bad Debt Expense

For the three and nine months ended September 30, 2009, the Company incurred bad debt expense of $nil and $14,979 compared to $nil and $205,119 for the three and nine months ended September 30, 2008, respectively. Bad debt expense in fiscal 2008 was attributed to the 100% write-off of accounts receivable for one vendor based on the fact that management did not warrant the amounts to be objectively collectable. During the current period, the Company had sales revenue of $1,026,685 and accounts receivable of $276,717, of which $262,224 was over sixty days past due as at September 30, 2009 and remained uncollected as at November 20, 2009, and have been impaired by the Company. The remaining accounts receivable of $14,493 is collectible, hence no allowance has been provided on the current outstanding accounts receivable balance.

Depreciation Expense

For the nine months ended September 30, 2009, the Company incurred depreciation expense of $30,001, of which $27,001 is included in cost of goods sold, compared to $64,101 of which $57,694 is included in cost of goods sold for the nine months ended September 30, 2008. The decrease in overall depreciation expense is based on the fact that depreciation on various computer and furniture equipment reached its acquisition cost. The Company has not purchased any new property and equipment during the nine month period ended September 30, 2009.

General and Administrative

For the three and nine months ended September 30, 2009, the Company incurred general and administrative expense of $857,913 and $4,044,294 compared with $1,151,246 and $4,214,732 for the three and nine months ended September 30, 2008. Overall, general and administrative costs decreased during fiscal 2009 given the downturn in the economy and the commitment by management to preserve cash balances. The decrease in general and administrative costs for the nine months ended September 30, 2009 and 2008 is attributed to the recognition of $483,266 of stock-based compensation expense due primarily to the issuance of stock options to Thrive Worldwide LLC for the business plan and marketing agreement as well as accretion expense of $136,736 from the discount on the convertible notes that were issued during fiscal 2009.

Selling Expense

For the three and nine months ended September 30, 2009, the Company incurred selling expense of $42,441 and $266,464 compared with $65,152 and $238,583 for the three and nine months ended September 30, 2008. Overall, selling expense was consistent to prior year as the Company entered into contracts designed to generate new sales leads and distributors in fiscal 2009 to offset declines in revenue due to the poor economic climate.

Other Income (Expenses)

Interest Expense

For the three and nine months ended September 30, 2009, the Company incurred interest expense of $114,313 and $284,349 compared to $24,500 and $142,540 for the three and nine months ended September 30, 2008. The increase in interest expense is attributed to the fact that, during the current period, the Company issued $2,200,000 of convertible promissory notes and $25,000 of 10% promissory notes since January 1, 2009.

Net Loss

For the three and nine months ended September 30, 2009, the Company incurred a net loss of $838,449 and $4,128,814 compared with a net loss of $1,001,660 and $3,795,916 for the three and nine months ended September 30, 2008. The increase in net loss is attributed to the effects of the stock-based compensation expense and decreases in sales revenue and gross profit margin compared with fiscal 2008.

Common Shares

During the nine months ended September 30, 2009, the Company issued 5,515,347 common shares to settle services and debt incurred on behalf of the Company (3,264,825 common shares), incentive shares related to the convertible notes payable (604,000 common shares), shares on conversion of convertible and promissory notes (1,256,522 common shares) and for cash proceeds (600,000 common shares) less cancelled common shares of 210,000 common shares. The fair value of the share issuances were based on the end-of-day closing share price of the Company’s common stock traded on the Over-the-Counter Bulletin Board (OTCBB: ETEV).

Liquidity and Capital Resources

At September 30, 2009, we had cash of $87,884, current assets of $243,617, total assets of $702,084, total liabilities of $3,549,645, and stockholders’ deficit of $2,847,561.

As at September 30, 2009, we had a working capital deficit of $3,306,028 compared with a working capital deficit of $2,009,769 for the year ended December 31, 2008. The increase in the working capital deficit is attributed to the fact that the Company has had limited cash flows and therefore, have not purchased inventory amounts in large quantities until the Company obtains more financing or generates positive earnings.

Cash Flows from Operating Activities

For the nine months ended September 30, 2009, the Company used $1,454,034 of cash flows for operating activities compared with $811,775 for the nine months ended September 30, 2008. The increase in cash flows used in operating activities is attributed to the fact that the Company had a higher operating loss during the current year, had $1,569,748 of non-cash issuances of common stock and stock-based compensation for warrants and to settle services and debt compared with $2,630,126 in fiscal 2008. The increases in cash flow used in operating activities was offset by a net change in operating assets and liabilities of $633,402 which is due to the fact that the Company preserved its cash flow to sustain operations going forward, which attributed to a sharp increase in accounts payable.

Cash Flows from Investing Activities

For the nine months ended September 30, 2009, the Company used $nil of cash flows for investing activities compared with $32,991 for the nine months ended September 30, 2008. The decrease in cash flows used for investing activities were attributed to lower amounts of property and equipment purchases during the current period compared to prior year.

Cash Flows from Financing Activities

During the nine months ended September 30, 2009, the Company received proceeds of $1,469,686 from cash flows from financing activities compared with $803,479 for the nine months ended September 30, 2008. The increase in cash flows provided by financing is attributed to the issuance of $50,000 12 % promissory note units and net proceeds from demand loans from various investors during fiscal 2009 that raised approximately $1,349,000 along with issuance of common shares that raised $120,000. In fiscal 2008, the Company raised net proceeds of $950,000 from demand loans and promissory notes.

Loan Facilities

As at September 30, 2009, the Company owed $59,685 in demand loans to non-related parties for funding of the Company’s operating costs. The amount owing is unsecured, non-interest bearing, and due on demand.

During the period ended September 30, 2009, the Company issued units (the “August Units”) of convertible promissory notes. Under the terms of the note agreement, each August Unit is comprised of a $100,000 convertible note, due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.225 per common share. Furthermore, each August Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.30 per common share for a period of three years from the date of issuance. During the period ended September 30, 2009, the Company issued two units for cash proceeds of $200,000. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $146,258 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at September 30, 2009, the Company has recognized accretion expense of $12,188, which increased the carrying value of the August Units to $65,930.

During the period ended September 30, 2009, the Company issued units (the “12% Units”) of convertible promissory notes. Under the terms of the note agreement, each 12% Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share. Furthermore, each 12% Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. During the period ended June 30, 2009, the Company issued nineteen units for cash proceeds of $950,000, and issued one unit to settle a promissory note with a carrying value of $50,000 (refer to Note 5(j)). In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $650,667 that was recorded against the note payable and a corresponding credit to additional paid-in capital. During the period ended September 30, 2009, three units ($150,000) were converted into common shares at $0.25 per common share, resulting in the recognition of the unaccreted discount of the convertible note of $25,923. As at September 30, 2009, the Company has recognized accretion expense of $110,391, which increased the carrying value of the remaining 12% Units to $309.724.

During the period ended September 30, 2009, the Company issued units (the “10% Units”) of convertible promissory notes. Under the terms of the note agreement, each 10% Unit is comprised of a $25,000 convertible note due interest at 10% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.40 per common share. Furthermore, each 10% Unit includes 50,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.40 per common share for a period of three years from the date of issuance. During the period ended June 30, 2009, the Company issued one unit for cash proceeds of $25,000. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $19,196 that was recorded against the note payable and a corresponding credit to additional paid-in capital. As at September 30, 2009, the Company has recognized accretion expense of $2,700, which increased the carrying value of the 10% Units to $8,504.

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

On January 1, 2009, the Company issued a convertible promissory note to settle professional services with a fair value of $50,000. Each promissory note is comprised of a $50,000, 12% unsecured convertible promissory note due two years from the date of issuance and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share, and 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $11,457 that was recorded against the note payable and a corresponding credit to additional paid-in capital. During the period ended September 30, 2009, the promissory note was converted into common shares and resulted in the recognition of the unaccreted portion of the discount of $8,116. As at September 30, 2009, the Company has recognized accretion expense of $11,457.

Inflation has not significantly impacted the Company’s operations.

Going Concern

As at September 30, 2009, the Company had a cash balance of $87,884 and accumulated deficit of $55,740,619. For the nine months ended September 30, 2009, the Company recorded sales revenue of $1,026,685, gross profit of $619,828, and a net loss of $4,128,814. In addition, as at September 30, 2009, the Company had a working capital deficit of $3,306,028.

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

Revenue Recognition

The Company will recognize revenue from the sale of its fuel reformulating products in accordance with ASC 605, Revenue Recognition. Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard is effective commencing January 1, 2011 and is not expected to have a material effect on the Company’s financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009 and is not expected to have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective and contained the following significant deficiencies and material weaknesses of our internal controls over financial reporting:

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and one member who is independent of management, but lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.

We did not maintain appropriate cash controls – As of September 30, 2009, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to perform monthly bank reconciliations and the fact that the Company operated through most of the period with a single director and officer and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts and that the Company’s quarterly and year-end financial statements and audit working papers and supporting documents were prepared and reviewed by an independent accounting firm prior to submission to our external auditors, which mitigated the risk of misappropriation of cash.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.

Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

3.

We now have one sole member of management and one independent member of the Board of Directors. We will implement necessary procedures and policies to ensure that any transactions requiring payment from the Company’s bank accounts will be reviewed and approved by more than one individual.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

On May 21, 2008, a lawsuit was filed in Superior Court of Arizona, Maricopa County, by the Bedrock Group (a shareholder) naming the Company as a defendant. The Company and Bedrock have reached a Settlement Agreement and anticipate resolving this matter on or before fiscal year end 2009.

On November 19, 2008, the Company filed a lawsuit in Superior Court of California, San Diego County, against Enrique de Vilmorin, the Company's former Chief Executive Officer, and Sonia Dominguez, Mr. de Vilmorin’s spouse. However, the Company dismissed the this action without prejudiced preserving the right to pursue this action in the future. The Company is presently considering all available options realting to this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.

Issuance of Equity Securities in exchange for services:

a)

On July 8, 2009, the Company issued 50,891 restricted shares of the Corporation’s common stock for professional services, the services were valued at $9,671.

b)

On July 24, 2009, the Company issued 60,000 restricted shares of the Corporation’s common stock for professional services, the services were valued at $10,200.

c)

On August 4, 2009, the Company issued 63,143 restricted shares of the Corporation’s common stock for professional services, the services were valued at $15,786.

d)

On August 5, 2009, the Company issued 325,000 restricted shares of the Corporation’s common stock for professional services, the services were valued at $71,500.

e)

On August 5, 2009, the Company issued 30,000 restricted shares of the Corporation’s common stock for professional services, the services were valued at $6,600.

f)

On August 6, 2009, the Company issued 23,894 restricted shares of the Corporation’s common stock for professional services, the services were valued at $5,735.

g)

On August 13, 2009, the Company issued 100,000 restricted shares of the Corporation’s common stock for professional services, the services were valued at $20,000.

h)

On September 4, 2009, the Company issued 70,147 restricted shares of the Corporation’s common stock for professional services, the services were valued at $9,119.

2.

Convertible Securities:

None.

3.

Outstanding Warrants:

None.

4.

Issuances of Securities:

a)

On July 31, 2009, the Company issued 207,807 restricted shares of common stock pursuant to the conversion by the Holder of a 12% Convertible Note.

b)

On July 31, 2009, the Company issued 634,582 restricted shares of common stock pursuant to the conversion by three Holders of the Company's 12% Convertible Notes, each Holder exercising such conversion rights thereunder.

5.

Issuances of Equity Securities for Cash:

a)

On November 2, 2009, the Company issued a $400,000 10% Convertible Promissory which carries 10% simple interest with maturity date 12 months from the date of execution and the entire principal amount of the Note, including any accrued interest, may be converted into shares of the Company’s common stock by election of the Holder at any time or automatically upon Maturity at a rate of $0.10 per share.

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

Dated: November 20, 2009

/s/ Corey P. Schlossmann

By: Corey P. Schlossmann

Its: President and CEO