Form 10-K
period 2009-12-31
Regeneca, Inc.
filed 2011-06-29
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

Commission File Number 000-30237

REGENECA, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0467241
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Technology Dr., Suite C-515

Irvine, CA 92618

(Address of principal executive offices)

(886) 925-9553

 (Registrant's telephone number, including area code)

with a copy to:

Christopher A. Wilson, Esq.

Wilson, Haglund & Paulsen, P.C.

9110 Irvine Center Drive

Irvine 92618

Telephone: (949) 752-1100 ext. 302

Facsimile (949) 752-1144

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes      . No  X .

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2009 based on the closing price on that date of $0.22 on the Over the Counter Bulletin Board was $6,855,078. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

The number of shares of common stock outstanding as of December 31, 2009 was 102,150,306.

Documents incorporated by reference: None.

REGENECA, INC.

Table of Contents

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “ETEV,” “RGNA” “Ethos Environmental, Inc.”, “Ethos” “we,” “us” and “our” are references to Regeneca, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Subsequent Events

This Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is being filed with the Securities and Exchange Commission on or about June 28, 2011.  Due to the delay in filing this report, a number of material subsequent events have occurred since December 31, 2009.  These events include:

•

Regeneca International, Inc. (“Regeneca”) has merged into a subsidiary of the Company and the former shareholders of Regeneca were issued shares of Company common stock  representing a majority of the outstanding shares (see Current Report on Form 8-K filed on January 4, 2011);

•

In connection with the merger, the Company has adopted the business plan and product offerings of Regeneca as its primary business focus.  Although the products offered and sold by Ethos prior to the merger have not been abandoned, the Company does not expect sales of the products described in this report to be material to the sales and revenue of the Company in the foreseeable future.

•

The former officers and directors of Regeneca became the officers and directors of the Company.

•

The Company has adopted the 2010 Incentive Plan and the Distributor Stock Incentive Plan (see the Definitive Information Statement on Form 14C filed on May 24, 2011).

•

On March 2009, a lawsuit was filed in the United States District Court, District of Utah, Central Division, against Ethos Environmental, Inc. by Republic Bank. The lawsuit alleges that the Company breached the terms of a Lease Agreement involving Mazuma Capital Corp. and Ethos. Republic Bank is seeking monetary damages and return of certain equipment. On February 9, 2011, Summary Judgment was entered in favor of Republic Bank.  The Company and Republic Bank are finalizing the terms of a settlement agreement and anticipate it will be completed during the 2nd quarter of 2011.

This report describes the products and business strategy of the Company as at December 31, 2009, and does not reflect any of the material changes that have occurred since such date.  This report was prepared by the former officers and directors of the Company and contain descriptions of, and statements of fact regarding, products, strategies and projections of which the current officers and directors have no personal knowledge.  The Company believes that much of the contents of this report have been superseded by subsequent events, and readers should no place undue emphasis on the disclosure and information contained herein.

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

Products

How Do Ethos Products Work?

Ethos’ products reformulate fuels for significantly greater lubricity and cleansing properties, with Ethos FR+ having the added benefit of improving the combustion of fuel. All of the internal engine components benefit from the improved cleansing and lubricating action including the fuel lines, filters, carburetors, spark plugs and injectors. A cleaner, more lubricated engine runs smoother, requires less maintenance, and lasts much longer. Most importantly, our products are formulated to help reduce the levels of carbon deposits that result in incomplete fuel combustion, thereby resulting in wasted fuel and toxic emissions. The unique combination of cleaning and lubricating esters in our products stabilize all fuels for greater efficiency without altering the fuel’s specifications.

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

We believe, that both additives and oxygenates provide short-term benefits at the price of long-term engine or environmental problems. Additives contain highly refined petrochemicals or compressed hydrocarbons that promise better fuel mileage and sometimes lower emissions, by “cleaning” the engine. Used mainly by individual consumers, they are expensive and commonly sold at the auto parts and retail stores. More than five thousand EPA-registered fuel additives compete in the retail market and although the EPA requires that such products be registered, that registration constitutes neither endorsement nor validation of the product’s claims.  Oxygenates, such as methyl tertiary butyl ether (MTBE) and Ethanol, are intended to lower emissions by adding oxygen to the fuel. Ethos products complement federally mandated oxygenates by lowering emissions. Ethos products are not oxygenates and cannot be used for the purpose of complying with current federal legislation. In contrast, Ethos products have cleaning properties that contribute to the lubrication of the engine instead of destroying it. The ester-based formula dissolves the gums and residues and adds important lubrication that an engine needs. The engine stays clean and lubricated, allowing it to run smoothly and efficiently.

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

In many ways, esters are very similar to the more commonly known and used synthetic hydrocarbons or PAOs. Like PAOs, esters are synthesized from relatively pure and simple starting materials to produce predetermined molecular structures designed specifically for high performance lubrication. Both types of synthetic base stocks are primarily branched hydrocarbons which are thermally and oxidatively stable, have high viscosity indices, and lack the undesirable and unstable impurities found in conventional petroleum based oils. The primary structural difference between esters and PAOs is the presence of multiple ester linkages (COOR) in esters which impart polarity to the molecules. This polarity affects the way esters behave as lubricants in the following ways:

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

Trademarks

We own the following trademark(s) used in this document (which is registered with the United States Patent and Trademark Office under Registration Number 3,015,561): Ethos FR. Trademark rights are perpetual provided that we continue to keep the mark in use any pay the requisite renewal fees. We also have two pending Trademark registrations for ecoMates™ and Ethos Scientific™.

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

Supply Arrangements

We obtain our raw materials from six (6) suppliers. However, these arrangements are not governed by any formal written contract. Accordingly, either party may terminate the arrangement at any time. If a supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), business and planned operations could be adversely affected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by current suppliers, or that, if comparable, products can be acquired under acceptable terms and conditions.

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

Offices

As of December 31, 2009, our offices were located at 6800 Gateway Park Drive San Diego, CA 92154 and our telephone number was (619) 575-6800. Since December 31, 2009, we have moved our office to 1 Technology Drive, Suite C515, Irvine, CA 92618.

Employees

As of December 31, 2009, we employed 5 full-time employees and 0 part-time employees. None of our employees are subject to a collective bargaining agreement and we believe that relations with our employees are very good. We also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We do not own any real estate.  At December 31, 2009, we rented, on a monthly basis, approximately 65,000 square feet of industrial/office space for $63,000 per month. Since December 31, 2009, we have moved our office to 1 Technology Drive, Suite C515, Irvine, CA 92618, and rent approximately 8,700 square feet of space for $11,000 per month, for general office purposes. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space.

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

On May 21, 2008, a lawsuit was filed in Superior Court of Arizona, Maricopa County, by the Bedrock Group (a shareholder) naming the Company as a defendant. As of December 31, 2009, this lawsuit has been settled.

On November 19, 2008, the Company filed a lawsuit in Superior Court of California, San Diego County, against Enrique de Vilmorin, the Company's former Chief Executive Officer, and Sonia Dominguez, Mr. de Vilmorin’s spouse. However, the Company dismissed the this action without prejudiced preserving the right to pursue this action in the future. The Company does not anticipate refiling as Mr. de Vilmorin is now deceased.

On March 2009, a lawsuit was filed in the United States District Court, District of Utah, Central Division, against Ethos Environmental, Inc. by Republic Bank. The lawsuit alleges that the Company breached the terms of a Lease Agreement involving Mazuma Capital Corp. and Ethos. Republic Bank is seeking monetary damages and return of certain equipment. On February 9, 2011, Summary Judgment was entered in favor of Republic Bank.  The Company and Republic Bank are finalizing the terms of a settlement agreement and anticipate it will be completed during the 2nd quarter of 2011.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are currently trading on the OTC Bulletin Board (“OTCBB.  Prior to November 16, 2006, our trading symbol was “VICI.” On November 16, 2006, to reflect our new name and the 1 for 1,200 stock split, our trading symbol was changed to “ETEV”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2008 through December 31, 2009.

2008 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/08 to 12/31/08	$0.27	$0.05
Third Quarter: 7/1/08 to 9/30/08	$0.45	$0.13
Second Quarter: 4/1/08 to 6/30/08	$0.71	$0.26
First Quarter: 1/1/08 to 3/31/08	$2.14	$0.55

2009 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0.26	$0.08
Third Quarter: 7/1/09 to 9/30/09	$0.44	$0.10
Second Quarter: 4/1/09 to 6/30/09	$0.59	$0.18
First Quarter: 1/1/09 to 3/31/09	$0.21	$0.08

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

Holders

As of December 31, 2009, there were 762 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None, other than those set forth in the Form 8-Ks filed during the year ended December 31, 2009, those set forth elsewhere in this Report, and those filed on Form 8-Ks subsequent to December 31, 2009 and through the date of this Report.

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

Results of Operations and Analysis of Financial Condition

Working Capital

	December 31,	December 31,
	2009 $	2008 $
Current Assets	452,225	371,328
Current Liabilities	4,076,707	2,610,449
Working Capital (Deficit)	(3,624,482)	(2,239,121)

Cash Flows

	December 31, 2009 $	December 31, 2008 $

Cash Flows from (used in) Operating Activities	(2,208,963)	(1,420,039)
Cash Flows from (used in) Investing Activities	-	(32,962)
Cash Flows from (used in) Financing Activities	2,484,685	1,451,057
Net Increase (decrease) in Cash During Period	275,722	(1,944)

Operating Revenues

During the year ended December 31, 2009, the Company recognized revenues of $1,187,605 compared with $2,357,553 for the year ended December 31, 2008, a decrease of 49.6%.  The decrease in overall sales revenue was a result of the cancellation of a sales agreement with Ethos East that was not extended and no new sales agreement with vendors were signed by the Company during the year.  The Company’s primary source of revenue is from the sale of Ethos FR®.  Other components of revenue include freight and service.

Gross Profit

Gross profit for the year ended December 31, 2009, defined as revenues less cost of goods sold, was $681,220 or 57.4% of sales compared with $934,795 or 39.7% for the year ended December 31, 2008.  The increase in gross profit margin was attributed to the fact that the Company cancelled its sales agreement with Ethos East in 2009, as the sales agreement provided lower margins on the Company’s product.  The cancellation of the agreement resulted in lower sales revenue, lower gross profit, but a higher gross margin in fiscal 2009 compared with fiscal 2008.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Depreciation Expense

For the year ended December 31, 2009, the Company incurred depreciation expense of $35,709 compared to $81,326 for the year ended December 31, 2008.  The decrease in depreciation expense was attributed to the full amortization of a significant number of office equipment and furniture of the Company.  The Company’s amortization policy is to amortize production and office equipment on a straight-line basis over a 5-year period, and amortize building costs straight-line basis over a 25-year period.

General and Administrative

For the year ended December 31, 2009, the Company incurred general and administrative expense of $13,138,062 compared with $8,177,162 for the year ended December 31, 2008.  The increase in general and administrative expense is attributed to issuance of $9,478,316 of common shares for services, settlement of debt, and repayment of registration rights compared with $4,308,248 during the year ended December 31, 2008.  This was offset by a decrease in stock-based compensation expense from $775,184 during the year ended December 31, 2008 to $666,664 during the year ended December 31, 2009.

Selling Expense

For the year ended December 31, 2009, the Company incurred selling expense of $345,854 compared with $273,960 for the year ended December 31, 2008 and is related to marketing and business development expenditures that were settled by the issuance of common shares.  The increase in selling expense was attributed to increased marketing and advertising costs incurred by the Company in its efforts to obtain new sales agreements in fiscal 2009.

Other Income (Expenses)

Interest Expense

For the year ended December 31, 2009, the Company incurred interest expense of $347,309 compared with $199,119 for the year ended December 31, 2008.  The increase in interest expense is attributed to the fact that the Company issued $1,125,000 of 12% and 10% units and $483,420 of promissory notes payable during the year which resulted in a higher base for interest expense for the year ended December 31, 2009.

Net Loss

For the year ended December 31, 2009, the Company incurred a net loss of $13,049,479, or a loss per share of $0.24 per share, compared with a net loss of $7,595,635 or loss per share of $0.19 per share for the year ended December 31, 2008.  The increase in net loss and loss per share was attributed to an increase in the fair value of stock-based compensation expense as the Company issued $5,170,068 more stock-based compensation due to the settlement of outstanding rent, interest payment, and services owing in November 2009.

Liquidity and Capital Resources

As at December 31, 2009, the Company’s cash balance was $347,954 and total assets were $893,134 compared to cash of $72,232 and total assets of $835,446 as at December 31, 2008. The increase in cash was attributed to additional proceeds of $2,484,685 from the issuance of promissory notes and convertible debentures that were unused, as the Company settled a significant portion of its outstanding obligations and amounts owing through the issuance of common shares as settlement.  The net increase in total assets were attributed to an increase of $275,722 in the cash balance offset by the decrease of $133,466 in inventory as the Company did not have its sales agreement with Ethos East and lowered its overall inventory holdings, decrease of $61,359 due to collection of outstanding accounts receivable and write-off of uncollectible items, and decrease of $35,709 in property and equipment due to annual amortization as the Company did not purchase any new capital assets during fiscal 2009.

As at December 31, 2009, the Company had total liabilities of $4,076,707 compared with total liabilities of $2,610,449 as at December 31, 2008. The increase in total liabilities of $1,466,258 was due to an increase in promissory notes of $483,420 and $740,924 from the issuance of $1,125,000 12% and 10% units of convertible notes, of which a portion of the face value was discounted to recognized the fair value of the convertibility feature of the notes.  Furthermore, accounts payable and accrued liabilities increased by $241,914 due to timing differences between the incurrence of operating expenditures and the payment of the outstanding obligations.

As at December 31, 2009, the Company has a working capital deficit of $3,624,482 compared with $2,239,121 at December 31, 2008 and the decrease in working capital is due to use of proceeds received from the issuance of promissory notes and convertible notes to be used to repay outstanding general operating expenses, which deflates the current assets while the debt remains outstanding.  The Company’s outstanding promissory notes and convertible debentures do not carry any debt covenants that may impact the Company’s current or future operating and strategic objectives.

Cashflow from Operating Activities

During the year ended December 31, 2009, the Company used $2,208,963 of cash for operating activities compared to the use of $1,420,039 of cash for operating activities during the year ended December 31, 2008.  The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing received during the year.

Cashflow from Investing Activities

During the year ended December 31, 2009, the Company used $nil of cash for investing activities compared to the use of $32,962 of cash for investing activities during the year ended December 31, 2008.  The use of cash for investing activities was related to the purchase of property and equipment.

Cashflow from Financing Activities

During the year ended December 31, 2009, the Company raised proceeds of $2,484,685 from financing activities compared to receipt of $1,451,057of financing from financing activities during the year ended December 31, 2008. In 2009, the Company raised $2,484,685 from the issuance of promissory notes and convertible debentures whereas in prior year, the Company raised $1,431,580 from promissory notes and convertible debentures, $420,000 from common shares, and repaid $350,000 of promissory notes, and $50,523 to related parties.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2009, the Company recognized sales revenue of $1,187,605 but incurred a net loss of $13,049,479.  At December 31, 2009, the Company had a working capital deficit of $3,624,482 and an accumulated deficit of $65,211,877.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Ethos Environmental Inc.

Consolidated Financial Statements

For the Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Cash Flows

F-5

Consolidated Statements of Stockholders’ Equity (Deficit)

F-6

Notes to the Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ethos Environmental, Inc.

We have audited the accompanying balance sheets Ethos Environmental, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ethos Environmental, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 24, 2011

Ethos Environmental Inc.

Consolidated Balance Sheets

(expressed in US dollars)

	December 31, 2009 $	December 31, 2008 $
		(Restated – Note 14)
ASSETS

Cash	347,954	72,232
Accounts receivable	14,593	75,952
Inventory	89,678	223,144

Total Current Assets	452,225	371,328

Property and equipment	22,992	58,701
Other assets	417,917	405,417

Total Assets	893,134	835,446

LIABILITIES

Current liabilities
Accounts payable	1,003,374	899,816
Accrued liabilities	464,231	325,875
Note payable – current	1,750,000	1,266,580
Convertible debenture	859,102	118,178

Total Liabilities	4,076,707	2,610,449

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock
Authorized: 100,000,000 shares, par value of $0.001
Issued and outstanding: 102,150,306 and 43,493,958 common shares, respectively	10,215	4,349
Additional paid-in capital	61,986,314	50,229,296
Common stock issuable	31,775	153,750
Accumulated deficit	(65,211,877)	(52,162,398)

Total Stockholders’ Equity (Deficit)	(3,183,573)	(1,775,003)

Total Liabilities and Stockholders’ Equity (Deficit)	893,134	835,446

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental Inc.

Consolidated Statements of Operations

(expressed in US dollars)

	For the Year Ended December 31, 2009 $	For the Year Ended December 31, 2008 $
		(Restated – Note 14)

Revenue	1,187,605	2,357,553
Cost of sales	506,385	1,422,758

Gross profit	681,220	934,795

Operating Expenses

Depreciation	35,709	81,326
General and administrative	13,138,062	8,177,162
Selling expense	345,854	273,960

Total Operating Expenses	13,519,625	8,532,448

Net Operating Loss	(12,838,405)	(7,597,653)

Other income (expense)

Interest expense	(347,309)	(199,119)
Gain on forgiveness of debt	–	195,998
Other income	136,235	5,139

Total Other Income (Expense)	(211,074)	2,018

Net Loss	(13,049,479)	(7,595,635)

Net Loss per Share – Basic and Diluted	(0.24)	(0.19)

Weighted Average Shares Outstanding – Basic and Diluted	53,774,484	39,397,310

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental Inc.

Consolidated Statements of Cash Flows

(expressed in US dollars)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
	$	$
		(Restated – Note 14)
Operating Activities

Net loss for the year	(13,049,479)	(7,595,635)

Adjustments to net loss relating to non-cash operating items:

Accretion of discounts on convertible debt	235,588	53,709
Bad debt expense	–	18,942
Depreciation	35,709	81,326
Gain on forgiveness of debt	–	(195,998)
Shares issued for services	9,063,392	1,286,007
Shares issued for incentive purposes	227,271	–
Shares issued for settlement and conversion of debt	187,653	–
Shares issued for registration rights	–	3,022,241
Stock-based compensation	666,664	775,184

Changes in operating assets and liabilities:

Accounts receivable	61,359	(94,894)
Inventory	133,466	379,255
Other assets	(12,500)	(5,998)
Accounts payable and accrued liabilities	241,914	855,822

Net Cash Used In Operating Activities	(2,208,963)	(1,420,039)

Investing Activities

Purchase of property and equipment	–	(32,962)

Net Cash Used In Investing Activities	–	(32,962)

Financing Activities

Proceeds from issuance of common shares and shares issuable	–	420,000
Proceeds from issuance of notes payable	2,484,685	1,431,580
Repayment of notes payable	–	(350,000)
Repayment of notes payable – related party	–	(50,523)

Net Cash Provided By Financing Activities	2,484,685	1,451,057

Increase (decrease) in cash	275,722	(1,944)

Cash – beginning of period	72,232	74,176

Cash – end of period	347,954	72,232

Supplemental disclosures

Interest paid	–	–
Income tax paid	–	–

Non-cash investing and financing activities

Shares issued for settlement of debt	691,265	–
Cancellation of common shares	(21)	(1,360)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Period from January 1, 2008 to December 31, 2009

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
		Amount	Capital	Issuable	Deficit	Total
	#	$	$	$	$	$

Balance, December 31, 2007 (Restated – Note 14)	37,998,562	3,800	44,779,632	–	(44,566,763)	216,669

Issuance of shares for cash at $0.33 per share	909,091	91	299,909	–	–	300,000

Issuance of shares for services	5,720,877	572	1,251,685	–	–	1,252,257

Issuance of shares for registration rights	12,465,428	1,246	3,020,995	–	–	3,022,241

Cancellation of shares	(13,600,000)	(1,360)	1,360	–	–	–

Common shares issuable	–	–	–	153,750	–	153,750

Fair value of stock options granted	–	–	403,047	–	–	403,047

Fair value of warrants granted	–	–	372,137	–	–	372,137

Beneficial conversion of convertible debt	–	–	100,531	–	–	100,531

Net loss for the year	–	–	–	–	(7,595,635)	(7,595,635)

Balance, December 31, 2008 (Restated – Note 14)	43,493,958	4,349	50,229,296	153,750	(52,162,398)	(1,775,003)

Issuance of shares for cash at $0.20 per share	600,000	60	119,940	(120,000)	–	–

Issuance of shares for services	52,559,401	5,256	9,060,111	(33,750)	–	9,031,617

Issuance of incentive shares	571,500	57	227,214	–	–	227,271

Issuance of shares for conversion of debt	4,135,447	414	748,504	–	–	748,918

Issuance of shares for settlement of debt	1,000,000	100	129,900	–	–	130,000

Cancellation of shares	(210,000)	(21)	21	–	–	–

Common shares issuable	–	–	–	31,775	–	31,775

Fair value of stock options granted	–	–	183,398	–	–	183,398

Fair value of warrants granted	–	–	453,541	–	–	453,541

Beneficial conversion of convertible debt	–	–	834,389	–	–	834,389

Net loss for the year	–	–	–	–	(13,049,479)	(13,049,479)

Balance, December 31, 2009	102,150,306	10,215	61,986,314	31,775	(65,211,877)	(3,183,573)

(The accompanying notes are an integral part of these consolidated financial statements)

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Ethos Environmental, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 1926 as Omo Mining and Leasing Corporation.  On January 19, 1929, the Company changed its name to Omo Mines Corporation.  On November 14, 1936, the Company changed its name to Kaslo Mines Corporation.  On December 24, 1977, the Company changed its name to Victor Industries, Inc., focused on the development, manufacturing, and marketing of products related to zeolite, a metal used for the production of toxic chemical absorbents, water softeners, gas absorbents, radiation absorbents and soil and fertilizer amendments.  On November 2, 2006, the Company acquired 100% of the issued and outstanding common shares of Ethos Environmental, Inc, a Nevada company specializing in the manufacturing and distribution of fuel reformulating products.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2009, the Company recognized sales revenue of $1,187,605 but incurred a net loss of $13,049,479.  At December 31, 2009, the Company had a working capital deficit of $3,624,482 and an accumulated deficit of $65,211,877.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ethos Environmental Inc. All intercompany transactions have been eliminated. The Company’s fiscal year-end is December 31.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2009 and 2008, the Company had no cash equivalents.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Accounts Receivable

Accounts receivable are stated at their principal balances and are non-interest bearing and unsecured.  Management conducts a periodic review of the collectability of accounts receivable and deems all unpaid amounts greater than 30 days to be past due.  If uncertainty exists with respect to the recoverability of certain amounts based on historical experience or economic climate, management will establish an allowance against the outstanding receivables.  At December 31, 2009 and 2008, the Company recorded an allowance for doubtful accounts of $nil and $18,942, respectively.

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

f)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the anticipated lease term or the estimated useful life. The Company's policy is to capitalize items with a cost greater than $4,000 and an estimated useful life greater than one year. The Company reviews all property and equipment for impairment at least annually. Typically, the company amortizes its assets over a 5-year period , with the exception of building which is amortized on a 25-year basis.

g)

Revenue Recognition

The Company will recognize revenue from the sale of its fuel reformulating products in accordance with ASC 605, Revenue Recognition.  Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured.

h)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at December 31, 2009 and 2008, the Company had no potentially dilutive shares as net income per share was negative.

i)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)

Financial Instruments

ASC 820, Fair Value Measurements, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

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

The Company’s financial instruments consist principally of cash, accounts receivable, other assets, accounts payable, and accrued liabilities. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

l)

Advertising Costs

Advertising costs are expensed as incurred and are recorded in the consolidated financial statements as selling expense.  For the years ended December 31, 2009 and 2008, the Company recorded advertising costs of $36,627 and $152,260, respectively.

m)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

n)

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

o)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of December 31, 2009 and 2008, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2002 to 2011. Tax authorities of Canada have not audited any of the Company’s income tax returns for the open taxation years noted above.

The Company recognizes interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2009 and 2008, there were no charges for interest or penalties.

p)

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.”  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

p)

Recent Accounting Pronouncements (continued)

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Inventory

	December 31, 2009 $	December 31, 2008 $

Raw Materials	61,883	161,211
Finished Goods	27,795	61,933

	89,678	223,144

4.

Property and Equipment

			Net Book Value
	Cost $	Accumulated Amortization $	December 31, 2009 $	December 31, 2008 $

Building	2,712	814	1,898	2,441
Computers	54,726	54,552	174	820
Equipment	226,694	206,745	19,949	48,793
Furniture and Fixtures	25,570	24,599	971	6,647

	309,702	286,710	22,992	58,701

5.

Other Assets

As at December 31, 2009, the Company made security deposits of $417,917 (2008 - $405,417) relating to the Company’s property and equipment.

6.

Notes Payable

a)

As at December 31, 2009, the Company owed $nil (2008 - $31,580) to an investor for funding of the Company’s operations.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.  As at December 31, 2009, the Company owed $nil (2008 - $750) of accrued interest, which has been recorded in accrued liabilities.

b)

As at December 31, 2009, the Company owed $950,000 (2008 - $150,000) in a Promissory Note Agreement (the “Agreement”) with a third party.  Under the terms of the Agreement, the amounts owing are unsecured, due interest at 10% per annum, and due on demand.  As at December 31, 2008, the Company owed $35,000 (2008 - $1,250) of accrued interest, which has been recorded in accrued liabilities.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

6.

Notes Payable (continued)

c)

As at December 31, 2009, the Company owed $500,000 (2008 - $500,000) in a Nonrecourse Loan (the “Loan”) to a third party. Under the terms of the Loan, the amounts are unsecured, due interest at 10% per annum, and due on October 1, 2009.  Subsequent to October 1, 2009, the Loan was continued under the same terms, with the exception of payment being due on demand.  As at December 31, 2009, the Company owed $50,000 (2008 - $10,417) of accrued interest, which is recorded in accrued liabilities.

d)

As at December 31, 2009, the Company owed $250,000 (2008 - $300,000) to a third party.  The amount owing is unsecured, due interest at 12% per annum, and due on demand.  On January 8, 2009, the Company replaced $50,000 of 12% note payable with one $50,000 unit of convertible debenture (refer to Note 7(b)).  As at December 31, 2009, the Company owed $29,342 (2008 - $27,000) of accrued interest, which is recorded in accrued liabilities.

e)

As at December 31, 2009, the Company owed $50,000 (2008 - $nil) to a third party.  The amount owing is unsecured, due interest at 10% per annum, and due on demand.  As at December 31, 2009, the Company owed $2,055 (2008 - $nil) of accrued interest, which is recorded in accrued liabilities.

f)

As at December 31, 2009, the Company owed $nil (2008 - $285,000) to a third party, net of discount of $nil (2008 - $15,000).  The amount owing is unsecured, due interest at 10% per annum, and due on demand.  As at December 31, 2009, the Company owed $nil (2008 - $12,500) of accrued interest, which is recorded in accrued liabilities.  Refer to Note 7(d).

7.

Convertible Debentures

a)

On August 3, 2009, the Company issued units (the “August Units”) of convertible promissory notes.  Under the terms of the note agreement, each August Unit is comprised of a $100,000 convertible note, due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.225 per common share.  Furthermore, each August Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.30 per common share for a period of three years from the date of issuance.  During the year ended December 31, 2009, the Company issued two units for cash proceeds of $200,000.   In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $146,258 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at December 31, 2009, the Company has recognized accretion expense of $21,198 (2008 - $nil), which increased the carrying value of the August Units to $74,940 (2008 - $nil).

b)

From November 2008 to June 2009, the Company issued units (the “12% Units”) of convertible promissory notes.  Under the terms of the note agreement, each 12% Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share.  Furthermore, each 12% Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance.  During the year ended December 31, 2009, the Company issued seventeen units (2008 – two units) for cash proceeds of $850,000 (2008 - $100,000), and issued one unit (2008 – nil units) to settle a promissory note with a carrying value of $50,000 (2008 - $nil) (refer to Note 6(d)).   In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $644,284 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  During the year ended December 31, 2009, three units ($150,000) were converted into common shares at $0.25 per common share, and one unit ($50,000) was repaid.  As at December 31, 2009, the Company has recognized accretion expense of $167,199 (2008 - $1,378), which increased the carrying value of the remaining 12% Units to $324,293.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

7.

Convertible Debentures (continued)

c)

On May 11, 2009, the Company issued units (the “10% Units”) of convertible promissory notes.  Under the terms of the note agreement, each 10% Unit is comprised of a $25,000 convertible note due interest at 10% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.40 per common share.  Furthermore, each 10% Unit includes 50,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.40 per common share for a period of three years from the date of issuance.  During the period ended June 30, 2009, the Company issued one unit for cash proceeds of $25,000.  In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $19,196 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  As at December 31, 2009, the Company has recognized accretion expense of $4,065, which increased the carrying value of the 10% Units to $9,869.

d)

On January 9, 2009, the Company terminated a $300,000 unsecured promissory note that was due interest at 10% per annum and due on February 11, 2009 and replaced it with a new $550,000 promissory note that is unsecured, due interest at 10% per annum, and due on September 30, 2009.  The promissory note is also convertible into common shares of the Company, at the option of the note holder, at $0.40 per common share.  In addition, the Company terminated 1,000,000 and 500,000 share purchase warrants that were issued in August and September 2008 respectively, which allowed the warrant holder to purchase one additional common share of the Company at $0.37 and $0.30, respectively, and replaced it with 1,500,000 share purchase warrants which allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of five years from the date of issuance.  In May 2009, the note holder converted $100,000 of promissory note into 400,000 common shares of the Company.  As at December 31, 2009, the Company has recognized accretion expense of $31,669 (2008 - $52,331) and owes $44,753 (2008 - $12,500) of accrued interest, which is recorded in accrued liabilities.

e)

On January 1, 2009, the Company issued a convertible promissory note to settle professional services with a fair value of $50,000.  Each promissory note is comprised of a $50,000, 12% unsecured convertible promissory note due two years from the date of issuance and convertible into common shares of the Company at the option of the note holder at a conversion rate of $0.25 per common share, and 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at $0.25 per common share for a period of three years from the date of issuance. In accordance with ASC 470, Debt – Debt with Conversions and Other Options, the Company determined that the multiple financial instruments issued in the convertible promissory notes resulted in an allocation of the fair value between the convertible note and the share purchase warrants which resulted in a discount on the convertible notes of $11,457 that was recorded against the note payable and a corresponding credit to additional paid-in capital.  During the year ended December 31, 2009, the promissory note was converted into common shares and resulted in the recognition of the unaccreted portion of the discount of $8,116.  As at December 31, 2009, the Company has recognized accretion expense of $11,457.

8.

Common Shares

All common shares issued for non-cash purposes have been valued using the end-of-day market price on the date of issuance.

For the Fiscal Year ended December 31, 2009

a)

As at December 31, 2009, the Company authorized the issuance of 220,000 common shares with a fair value of $31,775 for services rendered.  The common shares have not been issued and are recorded as common stock issuable.

b)

On December 31, 2009, the Company issued 50,000 common shares with a fair value of $5,500 for services rendered.

c)

On December 16, 2009, the Company issued 2,523,125 common shares with a fair value of $328,006 for the settlement of debt.

d)

On December 14, 2009, the Company issued 345,800 common shares with a fair value of $38,038 to settle note payable.

e)

On November 25, 2009, the Company issued 50,000 common shares with a fair value of $6,500 for services rendered.

f)

On November 24, 2009, the Company issued 100,000 common shares with a fair value of $15,000 for services rendered.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

8.

Common Shares (continued)

g)

On November 20, 2009, the Company issued 4,953,665 with a fair value of $842,123 for services rendered.

For the Fiscal Year ended December 31, 2009

h)

On November 20, 2009, the Company issued 43,312,543 with a fair value of $7,363,132 to a company controlled by directors of the Company for past services and interest payments.

i)

On October 30, 2009, the Company issued 1,000,000 common shares with a fair value of $130,000 for the settlement of debt.

j)

On October 14, 2009, the Company issued 300,000 common shares with a fair value of $30,000 for services rendered.

k)

On October 6, 2009, the Company issued 120,868 common shares with a fair value of $13,295 for services rendered.

l)

On September 4, 2009, the Company issued 70,147 common shares of the Company at $0.13 per share for consulting services with a fair value of $9,119.

m)

On August 13, 2009, the Company issued 100,000 common shares of the Company at $0.20 per share for consulting services with a fair value of $20,000.

n)

On August 6, 2009, the Company issued 23,894 common shares of the Company at $0.24 per share for consulting services with a fair value of $5,735.

o)

On August 5, 2009, the Company issued 30,000 common shares of the Company at $0.22 per common share for consulting services with a fair value of $6,600.

p)

On August 5, 2009, the Company issued 325,000 common shares of the Company to settle legal services with a fair value of $45,000.  The common shares were valued at $71,500 resulting in a loss on settlement of debt of $26,500.

q)

On August 5, 2009, the Company granted 60,000 common shares of the Company at $0.30 per common share for incentive shares with a fair value of $18,000.  The common shares were issued on October 30, 2009.

r)

On August 4, 2009, the Company issued 63,143 common shares of the Company at $0.25 per share for consulting services with a fair value of $15,786.

s)

On July 31, 2009, the Company issued 800,000 common shares at $0.25 per share to convert $200,000 of convertible promissory notes and issued 42,389 to settle accrued interest of $9,220.

t)

On July 24, 2009, the Company issued 60,000 common shares at $0.17 per share for consulting services with a fair value of $10,200.

u)

On July 8, 2009, the Company issued 50,891 common shares at $0.19 per share for consulting services with a fair value of $9,669.

v)

On July 1, 2009, the Company issued 300,000 common shares at $0.23 per share to settle professional services with a fair value of $22,100.  The common shares were valued at $69,000 resulting in a loss on settlement of debt of $46,900 and were issued on October 30, 2009.

w)

On June 4, 2009, the Company issued 51,000 common shares of the Company with a fair value of $0.294 per share to settle professional fees with a fair value of $15,000.

x)

On May 29, 2009, the Company issued 15,000 common shares at $0.36 per common share to settle debt with a fair value of $5,400.

y)

On May 29, 2009, the Company issued 250,000 common shares at $0.36 per common share to settle debt with a fair value of $90,000.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

8.

Common Shares (continued)

z)

On May 14, 2009, the Company issued 14,133 common shares at $0.40 per common share to settle accrued interest charges of $5,651 from outstanding promissory notes.

For the Fiscal Year ended December 31, 2009

aa)

On May 14, 2009, the Company issued 10,000 common shares at $0.40 per common share, or $4,000 as incentive shares for the purchase of convertible promissory notes.

bb)

On May 12, 2009, the Company issued 400,000 common shares at $0.41 per common share, or $164,000, to settle outstanding promissory notes of $100,000.  The Company recorded $64,000 as a loss on settlement of debt.

cc)

On April 22, 2009, the Company issued 15,000 common shares at $0.57 to settle debt with a fair value of $8,550.

dd)

On April 21, 2009, the Company issued 363,000 common shares at $0.57 per common share, or $206,640, as incentive shares for the purchase of convertible promissory notes.

ee)

On April 1, 2009, the Company issued 33,000 common shares at $0.19 per common share, or $6,270, as incentive shares for the purchase of convertible promissory notes.

ff)

On March 25, 2009, the Company issued 60,750 common shares of the Company with a fair value of $7,898 as a settlement agreement for outstanding obligations owing by the Company.

gg)

On March 18, 2009, the Company issued 33,000 common shares of the Company with a fair value of $4,950 as incentive shares for the purchase of convertible promissory notes.

hh)

On February 9, 2009, the Company issued 66,000 common shares of the Company with a fair value of $13,200 as incentive shares for the purchase of convertible promissory notes.

ii)

On February 8, 2009, the Company issued 100,000 common shares of the Company with a fair value of $20,000 for marketing services incurred by a consultant to the Company.

jj)

On January 28, 2009, the Company cancelled 210,000 common shares of the Company that were previously issued and returned the common shares to treasury.

kk)

On January 26, 2009, the Company issued 400,000 common shares of the Company with a fair value of $76,000 as a settlement agreement for outstanding obligations owing by the Company.

ll)

On January 15, 2009, the Company issued 150,000 common shares of the Company with a fair value of $30,000 for consulting services.

mm)

On January 14, 2009, the Company issued 600,000 common shares of the Company for cash proceeds of $120,000 that were received during the year ended December 31, 2008.

nn)

On January 8, 2009, the Company issued 66,000 common shares of the Company with a fair value of $11,880 as incentive shares for the purchase of convertible promissory notes.

oo)

On January 8, 2009, the Company issued 25,000 common shares with a fair value of $3,750 for services rendered.

pp)

On January 6, 2009, the Company issued 200,000 common shares of the Company for consulting services to June 2009 with a fair value of $30,000.

qq)

On January 1, 2009, the Company issued 1,000,000 common shares of the Company for consulting services to December 2009 with a fair value of $180,000.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

8.

Common Shares (continued)

rr)

On January 1, 2009, the Company issued 33,000 common shares of the Company with a fair value of $5,940 as incentive shares for the purchase of convertible promissory notes.

ss)

On January 1, 2009, the Company issued 300,000 common shares of the Company with a fair value of $54,000 for consulting services.

For the Fiscal Year ended December 31, 2008

a)

For the year ended December 31, 2008, the Company authorized the issuance of 600,000 common shares at $0.20 per share for proceeds of $120,000 and 175,000 common shares for services with a fair value of $33,750.  As at December 31, 2008, these common shares have not been issued.

b)

On December 31, 2008, the Company issued 1,000,000 common shares of the Company at $0.18 per common share for consulting services with a fair value of $180,000.

c)

On December 31, 2008, the Company issued 500,000 common shares of the Company at $0.18 per common share with a fair value of $90,000.

d)

On December 31, 2008, the Company issued 33,000 common shares of the Company at $0.18 per common share with a fair value of $5,940 for incentive shares as part of the issuance of a private placement.

e)

On December 31, 2008, the Company issued 3,066,000 common shares of the Company at $0.18 per common share for compensation and incentive shares for a private placement with a fair value of $551,880.

f)

On December 30, 2008, the Company issued 20,000 common shares of the Company at $0.16 per common share for consulting services with a fair value of $3,200.

g)

On December 16, 2008, the Company issued 100,000 common shares of the Company at $0.15 per common share for settlement of debt with a fair value of $15,000 and had another 25,000 common shares issuable with a fair value of $3,750.

h)

On November 3, 2008, the Company issued 10,200,000 common shares of the Company at $0.15 per common share as penalty shares due under a Registration Rights Agreement as full and final settlement of all rights under the Registration Rights Agreement executed in October 2007 with a fair value of $1,530,000.

i)

On November 3, 2008, the Company issued 200,000 common shares with a fair value of $26,000 for services rendered.

j)

On November 3, 2008, the Company cancelled 13,600,000 common shares of the Company and returned the common shares to treasury.

k)

On October 1, 2008, the Company issued 393,818 common shares of the Company at $0.22 per common share for consulting services with a fair value of $84,947.

l)

On August 21, 2008, the Company issued 909,091 common shares of the Company at $0.33 per common share in a Stock Purchase Agreement, as noted in Note 5(a), for cash proceeds of $300,000.

m)

On August 15, 2008, the Company issued 25,000 common shares of the Company at $0.29 per common share for consulting services with a fair value of $7,250.

n)

On August 1, 2008, the Company issued 35,299 common shares of the Company at $0.32 per common share for services with a fair value of $10,000.  The value of the common shares on the date of issuance was $11,296, resulting in a loss on settlement of debt of $1,296.

o)

On July 10, 2008, the Company issued 34,632 common shares of the Company at $0.38 per common share for services with a fair value of $10,000.  The value of the common shares on the date of issuance was $13,160, resulting in a loss on settlement of debt of $3,160.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

8.

Common Shares (continued)

For the Fiscal Year ended December 31, 2008

p)

On June 17, 2008, the Company issued 100,000 common shares of the Company at $0.31 per common share for professional fees with a fair value of $31,000.

q)

On June 4, 2008, the Company issued 45,257 common shares of the Company at $0.44 per common share for services with a fair value of $20,000.  The value of the common shares on the date of issuance was $19,913, resulting in a gain on settlement of debt of $87.

r)

On May 5, 2008, the Company issued 1,522,630 common shares of the Company at $0.51 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $776,541.

s)

On April 22, 2008, the Company issued 61,321 common shares of the Company at $0.60 per common share for services with a fair value of $41,000.  The value of the common shares on the date of issuance was $36,793, resulting in a gain on settlement of debt of $4,207.

t)

On April 1, 2008, the Company issued 373,476 common shares of the Company at $0.70 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $261,433.

u)

On March 7, 2008, the Company issued 10,000 common shares of the Company at $0.90 per common share for professional fees with a fair value of $9,000.

v)

On February 20, 2008, the Company issued 369,322 common shares of the Company at $1.23 per common share as penalty shares due under a Registration Rights Agreement with a fair value of $454,266.

w)

On February 20, 2008, the Company issued 36,050 common shares of the Company at $1.23 per common share for services with a fair value of $44,600.  The value of the common shares on the date of issuance was $44,342 resulting in a gain on settlement of debt of $258.

x)

On January 25, 2008, the Company issued 20,500 common shares of the Company at $1.33 per common share for services with a fair value of $27,265.

y)

On January 7, 2008, the Company issued 40,000 common shares of the Company at $2.10 per common share for services with a fair value of $84,000.

9.

Share Purchase Warrants

On August 1, 2008, the Company issued 1,000,000 share purchase warrants at an exercise price of $0.37 per share for a period of five years from the date of issuance.  On September 30, 2008, the Company issued 500,000 share purchase warrants at an exercise price of $0.30 per share for a period of five years from the date of issuance.  On January 8, 2009, the Company cancelled the 1,500,000 share purchase warrants issued in August and September 2008, and replaced them with 1,500,000 new share purchase warrants with an exercise price of $0.25 for a period of five years from the date of issuance.  This resulted in an additional stock-based compensation expense of $28,379 calculated using the Black-Scholes option pricing model.

On January 1, 2009, the Company issued 400,000 share purchase warrants as part of the 12% Units.  Each warrant grants the holder the option to purchase one additional common share of the Company at $0.25 per share for a period of three years from the date of issuance.

On February 9, 2009, the Company issued 200,000 share purchase warrants as part of the 12% Units.  Each warrant grants the holder the option to purchase one additional common share of the Company at $0.25 per share for a period of three years from the date of issuance.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

9.

Share Purchase Warrants (continued)

On March 18, 2009, the Company issued 100,000 share purchase warrants as part of the 12% Units.  Each warrant grants the holder the option to purchase one additional common share of the Company at $0.25 per share for a period of three years from the date of issuance.

On April 1, 2009, the Company issued 100,000 share purchase warrants as part of the 12% Units.  Each warrant grants the holder the option to purchase one additional common share of the Company at $0.25 per share for a period of three years from the date of issuance.

On April 21, 2009, the Company issued 625,000 share purchase warrants as part of the 12% Units.  Each warrant grants the holder the option to purchase one additional common share of the Company at $0.25 per share for a period of three years from the date of issuance.

On May 11, 2009, the Company issued 50,000 share purchase warrants as part of the 10% Units.  Each warrant grants the holder the option to purchase one additional common share of the Company at $0.40 per share for a period of three years from the date of issuance.

On May 14, 2009, the Company issued 100,000 share purchase warrants with an exercise price of $0.40 per warrant for a period of three years, as part of the demand loan received from an investor.

In August 2009, the Company issued 200,000 share purchase warrants with an exercise price of $0.30 per warrant for a period of three years, as part of the convertible loan received from investors.

During the year ended December 31, 2009, the Company issued the following share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2007	1,900,000	2.50
Granted	1,500,000	0.35

Balance – December 31, 2008	3,400,000	1.55
Granted	3,125,000	0.25
Granted	150,000	0.40
Granted	200,000	0.30
Cancelled	(1,500,000)	(0.35)

Balance – December 31, 2009	5,375,000	1.05	1.94	–

During the year ended December 31, 2009, the Company recorded stock-based compensation expense relating to the fair value of share purchase warrants using the Black-Scholes Option Pricing Model:

	2009	2008
Risk-Free Rate	3.44%	2.88%
Expected Life	5 years	5 years
Volatility	161%	134%

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

9.

Share Purchase Warrants (continued)

As at December 31, 2009, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
400,000	$0.25	January 1, 2012
200,000	$0.25	January 8, 2012
200,000	$0.25	February 19, 2012
100,000	$0.25	March 9, 2012
100,000	$0.25	April 1, 2012
625,000	$0.25	April 21, 2012
50,000	$0.40	May 11, 2012
100,000	$0.40	May 14, 2012
200,000	$0.30	August 5, 2012
1,500,000	$0.25	January 9, 2014

5,375,000

10.

Stock Options

In February 2009, the Company issued 7,500,000 incentive stock options to Thrive Worldwide LLC (“Thrive”) in accordance with the Outsource Agreement (the “Agreement”) for marketing and consulting services.  As at March 31, 2009, 2,500,000 incentive stock options were vested and the remaining 5,000,000 incentive stock options are unvested and are not obligated by the Company until Thrive achieves certain sales and marketing targets over the next 24-month and 36-month periods of the Agreement.  The fair value of the stock options of $452,111 was determined using the Black-Scholes Option Pricing model using an exercise price of $0.25, expected life of five years, expected volatility of 147.7%, and a risk-free rate of 1.87%.  On November 20, 2009, the Thrive stock options were cancelled.

On August 31, 2008, the Company issued 2,400,000 stock options to management, consultants, and directors of the Company.  Each option allows the option holder to purchase one common share of the Company at $0.22 per common share over a five-year period and fully vested at December 31, 2008. The fair value of the stock options of $463,586 was calculated using the Black-Scholes Option Pricing Model using a risk-free rate of 3.44%, expected life of 5 years, with an exercise price and closing value on the grant date of $0.22 per common share, and volatility of 134%.

	Number of Options	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2007	–	–
Granted	2,400,000	0.22
Balance – December 31, 2008	2,400,000	0.22
Granted	7,500,000	0.25
Cancelled	(7,500,000)	(0.25)
Balance – December 31, 2009	2,400,000	0.22	3.67	–

As at December 31, 2009, the outstanding stock options expire on August 31, 2013.  During the year ended December 31, 2009, the weighted average fair value of the stock options granted during 2009 was $0.18 (2008 - $0.17), and there were no unrecognized compensation expense related to unvested options.

11.

Related Party Transactions

a)

During the year ended December 31, 2009, the Company issued 43,312,543 (2008 – 15,531,428) common shares of the Company to GreenBridge Capital Partners, IV, LLC (“GreenBridge”), a company controlled by directors and officers of the Company, for final settlement of outstanding rent and unpaid interest, liquidated damages under a Registration Rights Agreement signed in August 2007, and incentive shares relating to issuance of 12% Units and 10% Units.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

b)

As at December 31, 2009, the Company owes $100,000 (2008 - $100,000) of convertible notes to a company managed by the Chief Executive Officer of the Company.  Under the terms of the note agreement, the amounts are unsecured, due interest at 12% per annum, due two years from the date of issuance, and convertible into common shares of the Company at a rate of $0.25 per common share at the election of the note holder.

12.

Commitments and Contingencies

a)

In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000, to a company controlled by directors of the Company.  During the year ended December 31, 2009, the Company incurred lease payments of $756,000 (2008 - $756,000).

The Company’s future annual minimum lease payments are as follows:

Amount $
2010	756,000
2011	756,000
2012	756,000
2013	756,000
Thereafter	6,804,000

9,828,000

b)

In February 2007, the Company entered into various lease agreements with respect to its manufacturing equipment, including sale leaseback agreements of manufacturing equipment of approximately $737,968.  Under the lease terms, the monthly payment is based on a factor of 0.04125 times the average outstanding loan balance for the month.  During the year ended December 31, 2009, the Company incurred lease expense of $365,294 (2008 - $365,294).

The Company’s future annual minimum lease payments are as follows:

Amount $
2010	304,412

c)

In January 2009, the Company entered into a consulting service agreement with a consultant through April 30, 2010.  Under the terms of the consulting agreement, the Company is committed to monthly payments of $7,500 to June 2009, and monthly payments of $10,000 until April 30, 2010.

d)

In February 2009, the Company entered into a consulting agreement for investor relations with a consulting firm.  Under the terms of the consulting agreement, the Company is committed to pay $4,000 per month for the first three months of the agreement, and $6,000 per month for the remaining term of the agreement.

e)

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

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

13.

Income Taxes

The Company has a net operating loss carried forward of $19,282,832 available to offset taxable income in future years which commence expiring in fiscal 2020.  The Company is subject to United States federal and state income taxes at an approximate rate of 34%. As at December 31, 2009 and 2008, the Company had no uncertain tax positions.

	2009 $	2008 $

Income tax recovery at statutory rate	4,436,823	2,582,516

Permanent differences and other	(306,766)	(321,619)
Valuation allowance change	(4,130,057)	(2,260,897)

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009 $	2008 $

Net operating loss carried forward	19,282,832	15,152,775
Valuation allowance	(19,282,832)	(15,152,775)

Net deferred income tax asset	–	–

14.

Restatement

The Company has restated its consolidated financial statements as at and for the year ended December 31, 2008.  The consolidated financial statements have been restated to reflect the following transactions:

•

reclassification of common shares that were authorized by management, but not formally issued as at December 31, 2008;

•

recording of accretion expense and discount on beneficial conversion feature of convertible debentures;

•

cut-off errors relating to collectability of accounts receivable, and recording of accounts payable and accrued liabilities relating to opening balance sheet items;

•

write-off of uncollectible accounts receivable, and property and equipment for unsupported purchases and assets no longer in use;

•

accrual of sales taxes based on results of audit by Board of Equalization; and

•

revise fair value of common stock issued for non-cash purposes to reflect end-of-day market prices on the date of issuance, and fair value of stock options and share purchase warrants.

The effect of the restatement decreased total assets by $30,793, increased total liabilities by $210,410, increased the opening accumulated deficit by $132,777, and increased net loss for the year ended December 31, 2008 by $417,816.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

14.

Restatement (continued)

a)

Balance Sheet

	As at December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Assets
Accounts receivable	94,894	(18,942)	75,952
Total Current Assets	390,270	(18,942)	371,328
Property and equipment	70,552	(11,851)	58,701
Total Assets	866,239	(30,793)	835,446

Liabilities
Accounts payable	681,583	218,233	899,816
Accrued liabilities	301,876	23,999	325,875
Convertible debenture	150,000	(31,822)	118,178
Total Liabilities	2,400,039	210,410	2,610,449

Stockholders’ Equity
Common Stock	4,352	(3)	4,349
Additional Paid-In Capital	50,073,653	155,643	50,229,296
Common stock issuable	–	153,750	153,750
Accumulated Deficit	(51,611,805)	(550,593)	(52,162,398)
Total Stockholders’ Equity	(1,533,800)	(241,203)	(1,775,003)
Total Liabilities and Stockholders’ Equity	866,239	(30,793)	835,446

b)

Statement of Operations

	For the Year Ended December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Total Operating Expenses
General and administrative	7,776,472	400,690	8,177,162
Total Operating Expenses	8,131,758	400,690	8,532,448

Other Income (Expense)
Interest expense	(181,993)	(17,126)	(199,119)
Total Other Income (Expense)	19,144	(17,126)	2,018
Net Loss	(7,177,819)	(417,816)	(7,595,635)
Net Loss per Share	(0.18)	(0.01)	(0.19)

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

14.

Restatement (continued)

c)

Statement of Cashflows

	For the Year Ended December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Operating Activities
Net Loss	(7,177,819)	(417,816)	(7,595,635)
Amortization expense	81,355	(29)	81,326
Accretion of discounts on convertible debt	45,000	8,709	53,709
Bad debt expense	294,102	18,942	313,044
Common stock issued for services	1,280,610	5,397	1,286,007
Common stock issued for registration rights	2,818,240	204,001	3,022,241
Gain on forgiveness of debt	–	(195,998)	(195,998)
Stock-based compensation	835,723	(60,539)	775,184
Change in operating assets and liabilities:
Accounts receivable	(304,748)	(84,248)	(388,996)
Accounts payable and accrued liabilities	650,268	205,554	855,822
Cashflows Used In Operating Activities	(1,104,012)	(316,027)	(1,420,039)

Investing Activities
Purchase of property and equipment	(32,991)	29	(32,962)
Cashflows Used in Investing Activities	(32,991)	29	(32,962)

Financing Activities
Proceeds from related party	(246,521)	246,521	–
Proceeds from common stock issuable	–	120,000	120,000
Repayment of note payable	(350,000)	(50,523)	(400,523)
Cashflows Provided by Financing Activities	1,135,059	315,998	1,451,057

d)

Statement of Stockholders’ Deficit

	Balance – December 31, 2008
	As Reported	Adjustment	Restated
	$	$	$
Common Stock	4,352	(3)	4,349
Additional Paid-In Capital	50,073,653	155,643	50,229,296
Common stock issuable	–	153,750	153,750
Accumulated deficit	(51,611,805)	(550,593)	(52,162,398)
Total	(1,533,800)	(241,203)	(1,775,003)

Number of Shares of Common Stock	43,518,958	(25,000)	43,493,458

15.

Subsequent Events

Subsequent to December 31, 2009, the Company issued 846,693,731 shares of our common stock in the aggregate for consulting services, to settle outstanding debt, and pursuant to various agreements, including the transaction with Regeneca as more specifically reported on the Company’s current report on Form 8-K as filed with the SEC on January 4, 2011.

Effective February 9, 2010, the Company accepted the resignation of Thomas W. Maher as Chief Financial Officer and Treasurer.

Ethos Environmental Inc.

Notes to the Consolidated Financial Statements

(expressed in US dollars)

On May 31, 2010, the Company and AL Global Corporation, a California corporation (d.b.a. Youngevity) ("Youngevity") agreed to terminate the Agreement and Plan of Merger entered into on November 21, 2009 providing for the acquisition of Youngevity by the Company.

Effective May 31, 2010, the Company accepted the resignations of both Mr. Joel D. Wallach as Chairman of the Board of Directors and Mr. Stephan R. Wallach as the Chief Executive Officer, President and Secretary.

On December 31, 2010, the Company and Regeneca International, Inc. (“Regeneca”) entered into an Agreement and Plan of Merger (“Merger Agreement”), pursuant to which EEI Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, shall merge with and into Regeneca.  As a result of the Merger between Regeneca and the Company, all of Regeneca’s common stock shall be converted into a number of shares of the Company’s common stock that will represent fifty-one percent (51%) of the outstanding shares of the Company, on a fully diluted basis.

As of December 31, 2010, Bruce Tackmann resigned as the only officer and director of the Company. Matthew Nicosia, Adam Vincent Gilmer, Jan Hall, Francis Chen and James C. Short were appointed as directors of the Company (with Francis Chen being the Chairman of the Board).  Matthew Nicosia, Adam Vincent Gilmer, Daniel R. Kerker and Christopher A. Wilson were appointed as the Chief Executive Officer, President, Chief Financial Officer/Treasurer and Secretary, respectively.

On December 31, 2010, the Company entered into an Employment Agreement with Matthew Nicosia who shall serve as the Chief Executive Officer of the Company for a term of two (2) years in exchange for a base salary of two hundred seventy-five thousand dollars ($275,000).

On December 31, 2010, the Company entered into an Employment Agreement with Adam Vincent Gilmer who shall serve as the President of the Company for a term of two (2) years in exchange for a base salary of two hundred seventy thousand dollars ($270,000).

On December 31, 2010, the Company entered into an Employment Agreement with James C. Short who shall serve as the Vice President of Investor Relations for the Company for a term of two (2) years in exchange for a base salary of one hundred twenty thousand dollars ($120,000).

On December 31, 2010, the Company entered into an Employment Agreement with Daniel R. Kerker who shall serve as the Chief Financial Officer of the Company in exchange for a monthly salary of five thousand dollars ($5,000).

On December 31, 2010, the Company adopted the 2010 Equity Incentive Plan, pursuant to which the Company is authorized to issue up to 20% of its outstanding shares of common stock to its employees, executives and consultants.

On March 2, 2011, the Company entered into a License Agreement with Mitch Huhem and One Step Millionaire, LLC (collectively, “Licensor”), whereby the Licensor granted to the Company a perpetual, royalty-bearing, exclusive, worldwide, transferable, sublicensable license to the One Step Millionaire program (“Licensed Product”) to formulate, design, develop, improve, produce, distribute, sell and use and exploit the Licensed Product for a period of twenty (20) years.

On May 6, 2011, each of Francis W. Chen and Jan Hall, directors of the Company, resigned from their position on the Board of Directors.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 15, 2009, M&K CPAS, PLLC (“MKC”) was appointed as the registered independent public accountant for the Company. On June 15, 2009, Moore & Associates, Chartered (“Moore”), was dismissed as the registered independent public accountant for the Company. The decisions to appoint MKC and dismiss Moore were approved by the Board of Directors of the Company on June 15, 2009.

During the fiscal years ended December 31, 2008 and 2007 and the subsequent interim period up through the date of dismissal (June 15, 2009), there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore, would have caused Moore to make reference thereto in its report on the Companys financial statements for such years. Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B occurring within the Company's two most recent fiscal years and the subsequent interim period up through the date of dismissal (June 15, 2009).

The audit report of Moore for the financial statements of the Company as of December 31, 2008, which audit report also includes the financial statements as of December 31, 2007, contained a separate paragraph stating:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred an accumulated deficit of $51,029,259, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the Company's two most recent fiscal years and the subsequent interim period up through the date of engagement of MKC (June 15, 2009), neither the Company nor anyone on its behalf consulted MKC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements. Further, MKC has not provided written or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues.

In addition to the above, the PCAOB revoked the registration of Moore on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with the PCAOB investigation.

The Company has requested that Moore and Associates, Chartered furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements in this amended report. As of the date of filing, Moore has not responded to such request.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We identified fraudulent activities during the prior period

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

2.

We do not have sufficient segregation of duties.

The Company has limited resources to hire appropriate personnel for accounting and financial reporting.  As of December 31, 2009, the Company does not have appropriate segregation of duties between those who have access and ability to post journal entries in the Company’s general ledger and between those who have cash handling abilities.

3.

We do not have sufficient controls surrounding management and independent review of transactions.

As of December 31, 2009, we have not implemented sufficient internal controls surrounding independent management review of material documents and transactions such as review of sales invoices prior to issuance to the customers, and review and authorization of monthly bank reconciliations.  However these material weaknesses have been mitigated by the fact that the Chief Executive Officer reviews the daily sales invoice report and the daily cash transactions report commencing in September 2008.

4.

We do not have appropriate controls over cash

As of December 31, 2009, the Company has not maintained sufficient internal controls over financial reporting over our cash management process, including the fact that the Company’s bank accounts do not require dual signature.  However, this material weakness has been mitigated commencing in September 2008 with the mandatory review and approval of all expenditures by the Chief Executive Officer and the review of daily cash transaction information by the Chief Executive Officer.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Our Board of Directors, in particular and in connection with the aforementioned deficiencies, anticipates undertaking the following remediation measures:

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

OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the names and ages, as of December 31, 2009, of the members of the Board of Directors, their respective positions and offices with the Company, the period during which each has served as a director of the Company and their principal occupations or employment during the past five years.

Name	Age	Position	Director/Officer Since
Corey P. Schlossman	54	Director	2008(1)
Joel D. Wallach	69	Director	2009(2)
Stephan R. Wallach	42	CEO, President, Secretary	2009(3)
Thomas W. Maher	66	Chief Financial Officer and Treasurer	2006(4)
Bruce Tackman	59	Director	2008(5)

(1)

On November 21, 2009, Mr. Corey P. Schlossmann resigned from his positions as Chief Executive Officer, President and Secretary of the Company, but remained a Director of the Company.

(2)

On November 21, 2009, Dr. Joel D. Wallach was appointed as Chairman of the Board of Directors.

(3)

On November 21, 2009, Mr. Stephan R. Wallach was appointed as Chief Executive Officer, President, and Secretary.

(4)

On December 4, 2006, Mr. Thomas W. Maher was appointed as Chief Financial Officer of the Company.

(5)

On September 25, 2008, Mr. Bruce Tackman was appointed as a Director of the Company.

All directors serve until their successors have been duly elected and qualified, unless they earlier resign.

Mr. Corey P. Schlossmann – Mr. Schlossmann has served as TruckCenter.com’s CEO since October 2006. Prior to serving as CEO of TruckCenter.com Mr. Schlossmann held the position of CEO at Nationwide Auction Systems from October 1999 until his departure in September of 2006 when he acquired Truckcenter.com from Nationwide. During Mr. Schlossmann's tenure at Nationwide, he led Nationwide's internal development and external expansion efforts. This included strategic planning, technology upgrades and development, strategic planning, the implementation of a professional sales and marketing team and identification and negotiations with potential acquisition targets. Prior to joining Nationwide he was a consultant to Nationwide for approximately five years, and served as acting CEO and CFO from January 1999 until his permanent appointment in October of that year. He has twenty years of experience as a business management consultant and certified public accountant. He has advised various small to mid-size companies in the areas of taxation, preparing business plans, evaluations and has performed due diligence in the analysis of potential acquisitions, business ventures and transactions. Most recently, he was a partner with Gordon, Fishbum & Schlossmann, LLP, Certified Public Accountants (1995-1998) and has served as accountant and advisor to Nationwide for the past four years. Prior to that, he was a partner with Hankin & Company (1988-1995), a full service consulting firm focused on implementing strategic solutions for owner managed businesses and forensic consulting. Mr. SchIossmann served as Senior Tax Manager at Price Waterhouse (1983-1988), providing integrated tax planning and advisory services to high-tech, high-growth companies as well as to high-net-worth individuals. Mr. Schlossmann received his Bachelor of Science Degree (summa cum laude) in Business Administration and Accounting from California State University, Northridge.

Dr. Joel D. Wallach – Dr. Joel Wallach has been involved in bio-medical research for over forty years, receiving his Bachelors of Science degree in 1962 from the University of Missouri. Majoring in Animal Husbandry (Nutrition) with a minor in Field Crops and Soil, Dr. Wallach received his Doctor of Veterinary Medicine Degree in 1964 from the University of Missouri. Dr. Wallach has worked for many Zoos and Universities across the US, at one point working with Mutual of Omaha’s Marlin Perkins at the St. Louis Zoo. Dr. Wallach also received his ND degree (Naturopathic Medicine) in 1982 and he has been licensed in Oregon for more than twenty years. He has written more than 70 scientific papers, as well as six books including Diseases of Exotic Animals (a 1200 page Veterinary text book). Dr. Wallach achieved the prestigious rank of Eagle Scout as a Boy Scout and continues to support the Boy Scouts today, even establishing a local Cub Scout group in San Diego. Dr. Wallach now dedicates his time to lecturing on the benefits of Nutrition around the world and works to lobby the US government on behalf of the Supplement Industry, as a dedicated advocate to making better nutrition available to the public. Dr. Wallach is a member of the California Association of Naturopathic Physicians. Dr. Wallach has been associated with Youngevity®, a leading designer of dietary supplements and cutting-edge personal care and wellness lifestyle products, since it was founded in 1997.

Mr. Stephan R. Wallach – Steve Wallach is the CEO of Youngevity®, and has been since it was founded in 1997. With over 15 years of sales and network marketing experience, Steve Wallach has successfully guided the company through mergers and acquisitions, various battles with the FDA and the daily challenges of running a corporation. Sharing his father’s passion for access to true and accurate health information, Steve spearheads Youngevity’s® ongoing battle against the FDA’s censorship of nutritional information. He is a frequent talk radio program guest and speaks eloquently about our mission to get information into the hands of the general public, allowing them to make informed healthcare decisions. His history as a successful distributor provides Steve with a unigue perspective in an often tumultuous industry, giving him hands-on experience to draw upon and providing a solid foundation for leadership. Steve’s business philosophy reflects his strong belief that passion should be the driving force behind any organization, with flexibility and efficiency being key elements along the road to success in the business world. Having assembled a dynamically talented and experienced management team, coupled with a solid infrastructure, Steve has positioned the company for steady growth both domestically and internationally.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Involvement in certain legal proceedings.

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and certain other beneficial owners of the Company’s common stock to periodically file notices of changes in beneficial ownership of common stock with the Securities and Exchange Commission.  To the best of the Company’s knowledge, based solely on copies of such reports received by it, and the written representations of its officers and directors, the Company believes that for 2009 all required filings were timely filed by each of its current directors and executive officers, with the exception of a Form 3 by each of Joel Wallach and Stephan Wallach.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee

We created an Audit Committee on September 25, 2008 to oversee our internal controls and financial reporting process.  At December 31, 2009, Mr. Schlossmann was the Chairman of our Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the overall compensation earned over each of the past two fiscal years ending December 31, 2009 by (1) each person who served as the principal executive officer of the Company during fiscal year 2009; (2) the Company’s most highly compensated executive officers as of December 31, 2009 with compensation during fiscal year 2009 of $100,000 or more; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2009.

The following executive compensation was paid during 2008 or 2009:

Salary Compensation
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Options	Incentive Plan	Compensation	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)	($)	($) (2)(3)	($)

Corey Schlossmann, Former CEO, President,	2008	$ 46,923	$ --	150,000	$176,000	--	--	--	$372,923
CFO, Treasurer, Secretary and Current Director (1)	2009	$203,077	$ --	355,936	$ --	--	--	--	$559,013

Thomas W. Maher -	2008	$ 84,000	$1,250	--	$ --	--	--	--	$ 85,250
CFO and Treasurer	2009	$ 84,000	$ --	46,722	$ --	--	--	--	$130,722

Enrique de Vilmorin – Former CEO & President (3)	2008	$166,154	$ --	--	$ --	--	--	--	$166,154

Joel D. Wallach(4) Director	2009	$ --	$ --	--	$ --	--	--	--	$ --

Stephan R. Wallach(5) CEO, President, Secretary	2009	$ --	$ --	--	$ --	--	--	--	$ --

Bruce Tackman	2008	$ 10,000	$ --	--	$ 88,000	--	--	--	$ 98,000
Director(6)	2009	$ --	--	85,000	$ --	--	--	--	$ 85,000

Howard Landa(7)	2008	10,000	--	--	$ 88,000	--	--	--	$ 98,000
Former Director	2009	$ --	--	42,500	$ --	--	--	--	$ 42,500

(1)

On November 21, 2009, Mr. Corey P. Schlossmann resigned from his positions as Chief Executive Officer, President and Secretary of the Company, but remained a Director of the Company.

(2)

On February 9, 2010, Mr. Thomas W. Maher resigned from his positions as Chief Financial Officer of the Company.

(3)

On September 5, 2008, Mr. Enrique de Vilmorin resigned from his positions as Chief Executive Officer, President and Chairman of the Board of Directors of the Company.

(4)

On November 21, 2009, Dr. Joel D. Wallach was appointed as Chairman of the Board of Directors.

(5)

On November 21, 2009, Mr. Stephan R. Wallach was appointed as Chief Executive Officer, President, and Secretary.

(6)

On September 25, 2008, Bruce Tackman was appointed as a Director of the Company.

(7)

On November 21, 2009, Howard Landa resigned as a member of the Board of Directors.

There were no stock options granted or exercised by the named executive officers in 2009.

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

There were no other stock based awards under the Stock Incentive Plan in 2009 to the Named Executive Officers.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Corey P. Schlossmann CEO & President(1)	—	—	—	$—	—	—	—	—	—
Thomas Maher Former CFO(2)	—	—	—	$—	—	—	—	—	—

(1)

On November 21, 2009, Mr. Corey P. Schlossmann resigned from his positions as Chief Executive Officer, President and Secretary of the Company.  Then, on November 22, 2010 Mr. Schlossman was reappointed as interim President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, upon the resignation and departure of such officers.

(2)

On February 9, 2010, Mr. Thomas W. Maher resigned from his positions as Chief Financial Officer of the Company. On February 9, 2010 Mr. Corey P. Schlossman was appointed as interim Chief Financial Officer.

OPTION EXERCISES AND STOCK VESTED

There were no options exercised or stock vested during the year ended December 31, 2009.

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

EMPLOYMENT AGREEMENTS

None.

DIRECTOR COMPENSATION

Cash Compensation

Director compensation varies on a per meeting basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2009: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of December 31, 2009 there were 102,150,306 shares of our common stock outstanding:

	Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Percent of Class(1)

Directors and Named Executive Officers
Corey P. Schlossmann (2) (3)	29,254,413	28.64%
Thomas W. Maher (2) (4)	375,000	*
Bruce Tackman (2) (5)	500,000	*
Howard Landa (2) (6)	250,000	*
Joel Wallach(2)	0	0%
Stephan Wallach(2)	0	0%

Officers and Directors as a Group (4 Persons)	30,379,013	29.74%

Other Beneficial Owners
GreenBridge Capital Partners, IV, LLC(7) (9)	54,321,341	53.18%
Joseph D. Kowal(9)	--(8)	--
Total	57,540,084	56.33%

* Indicates less than 1%.

(1) Applicable percentage of ownership is based on 102,150,306 shares of common stock outstanding on December 31, 2009. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

(2) Address of the referenced individual is c/o Ethos Environmental, Inc., 6800 Gateway Park Drive, San Diego, CA 92154.

(3) Corey P. Schlossmann resigned as Chief Executive Officer, President, and Secretary of the Company on November 21, 2009, but remained on as a Director of the Company. His ownership includes 27,160,670 shares owned by GreenBridge Capital Partners, IV, LLC, and 800,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2009.

(4) Thomas W. Maher resigned as our Chief Financial Officer and Treasurer on February 9, 2010.

(5) Bruce Tackman is a member of our Board of Directors.  Ownership includes 500,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2009.

 (6) Howard Landa resigned as a member of our Board of Directors on November 21, 2009.  Ownership includes 250,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2009.

(7) Greenbridge Capital Partners, IV, LLC, is equally owned by Mr. Joseph D. Kowal and Mr. Corey P. Schlossman.

(8) Mr. Kowal’s ownership includes 27,160,671 shares owned by GreenBridge Capital Partners, IV, LLC, and 800,000 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days of December 31, 2009.

(9) Address of the referenced entity is 20130 Via Celline, Porter Ranch, CA 91326

Changes in Control

We know of no plans or arrangements that will result in a change of control at our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2008	Year Ended December 31, 2009
Audit fees	151,000	40,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	151,000	40,000

For the years ended December 31, 2009 and 2008, we incurred fees as discussed below.

Audit Fees:  M&K CPAS, PLLC fees totaled $40,000 for 2008 and $40,000 for 2009.

Audit Fees:  Peterson Sullivan PLLC fees totaled $28,000 for 2008.

Audit Fees:  Moore & Associates, Chartered fees totaled $83,000 for 2008.

PART IV

ITEM 15. EXHIBITS.

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The Consolidated Balance Sheet of Ethos Environmental, Inc., and subsidiaries as of December 31, 2009 and 2008, the Consolidated Statements of Operations for the year ended December 31, 2009 and 2008, the Consolidated Statements Stockholders’ Equity (Deficit) from inception of development  stage to December 31, 2009, and Statements of Cash Flows for the year ended December 31, 2009, and together with the notes thereto and the report of M&K CPAS, PLLC thereon appearing in Item 8 are included in this 2009 Annual Report on Form 10-K.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation and Amendments	Filed with the SEC on April 6, 2000 as part of our Registration Statement on Form 10SB12G.
3.01(a)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on April 25, 2006 as part of our Preliminary Information Statement on Form 14-C.
3.02	Bylaws	Filed with the SEC on April 6, 2000 as part of our Registration Statement on Form 10SB12G.
10.1	Promissory Note issued to Brian Quinn dated January 18, 2008.	Filed with the SEC on January 24, 2008 as part of our Current Report on Form 8-K.
10.2	Promissory Note issued to Patricia Applegate dated March 26, 2008.	Filed with the SEC on March 27, 2008 as part of our Current Report on Form 8-K.
10.3	Securities Purchase Agreement between ETEV and Patricia Applegate dated March 26, 2008.	Filed with the SEC on March 27, 2008 as part of our Current Report on Form 8-K.
10.4	Promissory Note issued to Dick F. Chase dated March 31, 2008.	Filed with the SEC on April 4, 2008 as part of our Current Report on Form 8-K.
10.5	Securities Purchase Agreement between ETEV and MKM Opportunity Master Fund, Limited dated August 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note issued to MKM Opportunity Master Fund, Limited dated August 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.7	Stock Purchase Agreement between ETEV and MKM Opportunity Master Fund, Limited dated August 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.8	Stock Purchase Warrant issued to MKM Opportunity Master Fund, Limited dated August 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.9	Settlement Agreement and General Mutual Release between ETEV and GreenBridge Capital Partners, IV, LLC dated October 16, 2008.	Filed with the SEC on October 21, 2008 as part of our Current Report on Form 8-K.
10.10	Assumption Agreement between ETEV and Enrique de Vilmorin dated August 2, 2008.	Filed with the SEC on October 21, 2008 as part of our Current Report on Form 8-K.
10.11	Promissory Note issued to Newport Investment Group Ltd. dated October 16, 2008.	Filed with the SEC on October 21, 2008 as part of our Current Report on Form 8-K.
10.12	Private Placement Subscription Agreement between ETEV and MKM Opportunity Master Fund, Limited dated September 25, 2008.	Filed with the SEC on November 19, 2008 as part of our Quarterly Report on Form 10-Q.
10.13	Stock Purchase Warrant issued to MKM Opportunity Master Fund, Limited dated October 1, 2008.	Filed with the SEC on November 19, 2008 as part of our Quarterly Report on Form 10-Q.
10.14	Settlement Agreement and General Release between ETEV and MKM Opportunity Master Fund, Limited dated January 9, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.15	Promissory Note issued to MKM Opportunity Master Fund, Limited dated January 1, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.16	Stock Purchase Warrant issued to MKM Opportunity Master Fund, Limited dated December 1, 2008.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.17	Settlement Agreement and General Release between ETEV and Dick F. Chase dated January 1, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.18	Promissory Note issued to Dick F. Chase dated January 1, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.19	Form of Private Placement Securities Purchase Agreement dated January 8, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.20	Form of Private Placement Convertible Promissory Note dated January 9, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.21	Form of Private Placement Private Placement Common Stock Purchase Warrant dated January 9, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.

10.22	Form of Private Placement Security Agreement dated January 9, 2009.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.23	Operating Agreement between ETEV and ecoMates, LLC dated March, 2009.	Filed with the SEC on April 15, 2009 as part of our Year End Report on Form 10-K.
10.24	Operating Agreement between ETEV and Ethos Scientific, LLC dated March, 2009.	Filed with the SEC on April 15, 2009 as part of our Year End Report on Form 10-K.
10.25	Form of Private Placement Securities Purchase Agreement dated May 8, 2009.	Filed with the SEC on May 13, 2009 as part of our Year End Report on Form 10-K.
10.26	Private Placement Convertible Promissory Note issued May 8, 2009 to MKM Opportunity Master Fund.	Filed with the SEC on May 13, 2009 as part of our Year End Report on Form 10-K.
10.27	Private Placement Common Stock Purchase Warrant issued May 8, 2009 to MKM Opportunity Master Fund.	Filed with the SEC on May 13, 2009 as part of our Year End Report on Form 10-K.
10.28	Promissory Note issued May 8, 2009 to MKM Opportunity Master Fund.	Filed with the SEC on May 13, 2009 as part of our Year End Report on Form 10-K.
10.29	Common Stock Purchase Warrant issued May 8, 2009 to MKM Opportunity Master Fund.	Filed with the SEC on May 13, 2009 as part of our Current Report on Form 8-K.
10.30	Form of Promissory Note dated August 5, 2009.	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
10.31	Form of Stock Purchase Warrant dated August 5, 2009.	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
10.32	Form of Securities Purchase Agreement dated August 5, 2009	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
10.33	Promissory Note issued to Carrillo Huettel, LLP dated April 28, 2009.	Filed with the SEC on August 14, 2009 as part of our Quarterly Report on Form 10-Q.
10.34	Stock Purchase Warrant issued to Carrillo Huettel, LLP dated April 28, 2009.	Filed with the SEC on August 14, 2009 as part of our Quarterly Report on Form 10-Q.
10.35	Settlement Agreement and General Mutual Release between ETEV and Thrive Worldwide, LLC dated October 7, 2009.	Filed with the SEC on October 14, 2009 as part of our Current Report on Form 8-K.
10.36	Promissory Note issued to MKM Opportunity Master Fund, Limited dated October 7, 2009.	Filed with the SEC on October 14, 2009 as part of our Current Report on Form 8-K.
10.37	Assignment Agreement between Thrive Worldwide, LLC and MKM Opportunity Master Fund, Limited dated October 7, 2009.	Filed with the SEC on October 14, 2009 as part of our Current Report on Form 8-K.
10.38	Securities Purchase Agreement and Promissory Note issued to MKM Opportunity Master Fund, Limited dated November 2, 2009.	Filed with the SEC on November 9, 2009 as part of our Current Report on Form 8-K.
10.39	Agreement and Plan of Merger between ETEV and Youngevity dated November 21, 2009	Filed with the SEC on November 25, 2009 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on April 15, 2009 as part of our Annual Report on Form 10-K.
16.1	Letter re: Change in Certifying Accountant from J.H. COHN LLP	Filed with the SEC on January 24, 2008 as part of our Current Report on Form 8-K.
16.2	Letter from former Auditor Moore & Associates	Filed with the SEC on June 19, 2009 as part of our Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June 2011.

REGENECA, INC. a Nevada Corporation

By:	/s/ Matthew Nicosia
Matthew Nicosia Chief Executive Officer (Principal Executive Officer) and Director /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Ethos Environmental, Inc. and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Matthew Nicosia	Chief Executive Officer and Director	June 28, 2011
Matthew Nicosia

/s/ Daniel Kerker Daniel Kerker	Chief Financial Officer, Principal Accounting Officer, and Treasurer	June 28, 2011

/s/ Adam Gilmer	President and Director	June 28, 2011
Adam Gilmer

/s/ Christopher Wilson	Secretary	June 28, 2011
Christopher Wilson

/s/ James Short	Director	June 28, 2011
James Short