Form 10-Q
period 2010-03-31
Regeneca, Inc.
filed 2011-09-14
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-30237

REGENECA, INC.

(Exact name of issuer as specified in its charter)

Nevada	88-0467241
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Technology, Suite C515

Irvine, CA 92618

(Address of principal executive offices)

(800) 690-6958

(Registrant's telephone number, including area code)

Ethos Environmental, Inc.

(Former Name)

with a copy to:

Christopher A. Wilson, Esq.

Wilson, Haglund & Paulsen, P.C.

9110 Irvine Center Drive

Irvine, CA 92618

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      . No  X .

As of March 31, 2010, (the last day of the fiscal quarter to which this report relates), there were 102,226,177 shares of the registrant’s $.0001 par value common stock issued and outstanding, and as of September 2, 2011 (the latest practical date) there were 952,844,037 shares outstanding.

REGENECA, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Regeneca, Inc., formerly know as Ethos Environmental, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and except as otherwise indicated by the context, references in this report to “Company,” “ETEV,” “RGNA” “Ethos Environmental, Inc.”, “Ethos” “we,” “us” and “our” are references to Regeneca, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

Condensed Consolidated Balance Sheets

	March 31, 2010 (unaudited)	December 31, 2009

ASSETS

Current Assets

Cash	$287,841	$347,954
Accounts Receivable, net of allowance of doubtful accounts	21,631	14,593
Inventory	61,835	89,678

Total Current Assets	371,307	452,225

Property and Equipment	16,958	22,992
Other Assets	12,500	417,917

Total Assets	$400,765	$893,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable and Accrued Liabilities	$1,167,647	$1,467,605
Notes Payable	1,950,000	1,750,000
Convertible Debenture	902,334	859,102

Total Liabilities	4,019,981	4,076,707

Stockholders’ Deficit

Common Stock Authorized: 1,000,000,000 shares, par value: $0.0001 per share issued and outstanding: 102,226,177 and 102,150,306 shares, respectively	10,223	10,215
Additional Paid-In Capital	62,027,082	62,018,089
Accumulated Deficit	(65,656,521)	(65,211,877)

Total Stockholders’ Deficit	(3,619,216)	(3,183,573)

Total Liabilities and Stockholders’ Deficit	$400,765	$893,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009

Revenue	$142,702	$138,070
Cost of Sales	71,567	75,074

Gross Profit	71,135	62,996

Operating Expenses

Depreciation and Amortization Expense	49,266	12,416
General and Administrative	326,441	1,610,086
Selling Expense	68,253	26,301

Total Operating Expenses	443,960	1,648,803

Total Operating Loss	(372,825)	(1,585,807)

Other Income (Expenses)

Interest Expense	(85,875)	(52,412)
Other Income	14,056	4,118

Net Loss	$(444,644)	$(1,634,101)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	102,188,242	45,988,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009

Cash Flows From Operating Activities
Net Loss	$(444,644)	$(1,634,101)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization Expense	49,266	26,886
Common Stock Issued for Services and Interest	9,001	314,000
Common Stock Issued as Incentive Shares	–	35,970
Common Stock Issued for Settlement of Debt	–	83,898
Issuance of Common Stock Purchase Warrants	–	452,111
Changes in operating assets and liabilities:
Accounts Receivable	(7,038)	66,767
Inventory	27,843	34,437
Prepaid Expense	–	(150,000)
Other Assets	405,417	(12,500)
Accounts Payable and Accrued Liabilities	(299,958)	265,175

Net Cash Used In Operating Activities	(260,113)	(517,357)

Cash Flows From Financing Activities
Proceeds from Issuance of Notes Payable, net	200,000	517,500

Net Cash Provided By Financing Activities	200,000	517,500

Increase (Decrease) in Cash	(60,113)	143

Cash – Beginning of Period	347,954	72,232

Cash – End of Period	$287,841	$72,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Nature of Operations and Continuance of Business

Regeneca, Inc. (the “Company” or “Regeneca”), formerly Ethos Environmental, Inc., was incorporated under the laws of the State of Nevada on January 19, 1926. Until January 1, 2011, the Company was in the business of manufacturing and distribution of a unique line of engine cleaning and lubrication.

On December 31, 2010, Regeneca merged into a wholly-owned subsidiary of the Company (the “Merger”) and in which the Company issued to the former shareholders of Regeneca approximately 420,466,422 shares of its common stock such that immediately after the Merger Regeneca’s former shareholders owned approximately 51% of the combined post-Merger entity.  The Company subsequently changed its name to “Regeneca, Inc.”  The Merger was accounted for as a capital reorganization or a “reverse merger.”

The Company ceased operations of its engine cleaning and lubrication business in January 2011.

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As noted above, Ethos Environmental, Inc. merged with the Company on December 31, 2010 and ceased its operations in January 2011. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Regeneca International, Inc. All intercompany transactions and balances have been eliminated in consolidation.

b)

Interim Financial Statements

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) for Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009 filed with the SEC on Form 10-K.  The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements filed with Form 10-K for the year ended December 31, 2009.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, and the results of its operations and cash flows. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and inventory, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

f)

Revenue Recognition

The Company recognizes revenue from the sale of its fuel reformulating products in accordance with ASC 605, Revenue Recognition.  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured.

g)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  As at March 31, 2010 and 2009, the Company had no potentially dilutive shares due to its net loss per share.

3.

Inventory

A summary of inventories are as follows:

	March 31, 2010	December 31, 2009

Raw Materials	$43,285	$61,883
Finished Goods	18,550	27,795

	$61,835	$89,678

4.

Other Assets

As at March 31, 2010, the Company had security deposits of $12,500 relating to the Company’s property and equipment.

5.

Notes Payable

At March 31, 2010, the Company owed $1,150,000 to a third party under an unsecured promissory note, bearing interest at 10% per annum, and due on demand.  At March 31, 2010, the Company owed $58,750 of accrued interest under such note.  Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

At March 31, 2010, the Company owed $500,000 to another third party under an unsecured promissory note bearing interest at 10% per annum. Related accrued interest approximated $62,500 at March 31, 2010. Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

At March 31, 2010, the Company owed $250,000 to another third party under an unsecured promissory note, bearing interest at 12% per annum, and due on demand. Related accrued interest approximated $36,800 at March 31, 2010. Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

At March 31, 2010, the Company owed $50,000 to a third party under an unsecured promissory note, bearing interest at 10% per annum, and due on demand.  At March 31, 2010, the Company owed $3,300 of accrued interest under such note.  Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

6.

Convertible Debentures

On August 3, 2009, the Company issued units (the “August Units”) of convertible promissory notes.  Under the terms of the note agreement, each August Unit is comprised of a $100,000 convertible note, due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a fixed conversion rate of $0.225 per common share.  Furthermore, each August Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at a fixed rate $0.30 per common share for a period of three years from the date of issuance.  Such note was exchanged for shares of the Company’s common stock in connection with the Merger.  At March 31, 2010, the Company has recognized accretion expense of $32,169, which is included in depreciation and amortization expense in the statement of operations and increased the carrying value of the August Units to $85,911.

From November 2008 to June 2009, the Company issued units (the “12% Units”) of convertible promissory notes.  Under the terms of the note agreement, each 12% Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a fixed conversion rate of $0.25 per common share.  Furthermore, each 12% Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at a fixed rate of $0.25 per common share for a period of three years from the date of issuance.  Such note was exchanged for shares of the Company’s common stock in connection with the Merger.  At March 31, 2010, the Company has recognized accretion expense of $196,396, which is included in depreciation and amortization expense in the statement of operations and increased the carrying value of the remaining 12% Units to $352,112.

On May 11, 2009, the Company issued units (the “10% Units”) of convertible promissory notes.  Under the terms of the note agreement, each 10% Unit is comprised of a $25,000 convertible note due interest at 10% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a fixed conversion rate of $0.40 per common share.  Furthermore, each 10% Unit includes 50,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at a fixed rate of $0.40 per common share for a period of three years from the date of issuance.  Such note was exchanged for shares of the Company’s common stock in connection with the Merger.  At March 31, 2010, the Company has recognized accretion expense of $5,756, which is included in depreciation and amortization expense in the statement of operations and increased the carrying value of the 10% Units to $11,560.

On January 9, 2009, the Company terminated a $300,000 unsecured promissory note that bore interest at 10% per annum and was due on February 11, 2009 and replaced it with a new $550,000 promissory note that was unsecured, bore interest at 10% per annum, and was due on September 30, 2009.  Such note was converted to shares of the Company’s common stock as a result of the Merger.  At March 31, 2010, the Company owed $56,003 of accrued interest on such note.

7.

Common Shares

All common shares issued for non-cash purposes have been valued using the end-of-day trading price on the over-the-counter bulletin board (OTCBB) on the date of issuance.

During the quarter ended March 31, 2010, the Company issued 50,000 common shares with a fair value of $5,000 for the settlement of debt and, additionally, the Company issued 25,871 common shares with a fair value of $4,000 for services rendered.

8.

Share Purchase Warrants

During the three months ended March 31, 2010, the Company did not issue any share purchase warrants. Warrants outstanding at March 31, 2010 can be summarized as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	3,400,000	1.55
Granted	3,125,000	0.25
Granted	150,000	0.40
Granted	200,000	0.30
Cancelled	(1,500,000)	(0.35)

Balance – December 31, 2009	5,375,000	1.05	1.94	–

Balance – March 31, 2010	5,375,000	1.05	1.69	–

At March 31, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
400,000	$0.25	January 1, 2012
200,000	$0.25	January 8, 2012
200,000	$0.25	February 19, 2012
100,000	$0.25	March 9, 2012
100,000	$0.25	April 1, 2012
625,000	$0.25	April 21, 2012
50,000	$0.40	May 11, 2012
100,000	$0.40	May 14, 2012
200,000	$0.30	August 5, 2012
1,500,000	$0.25	January 9, 2014

5,375,000

9.

Stock Options

During the three months ended March 31, 2010, the Company did not issue any stock options.  Options to purchase common stock can be summarized as follows at March 31, 2010:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	2,400,000	0.22
Granted	7,500,000	0.25
Cancelled	(7,500,000)	(0.25)
Balance – December 31, 2009	2,400,000	0.22	3.67	–

10.

Commitments and Contingencies

In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000, to a company controlled by directors of the Company.  During the three months ended March 31, 2010, the Company incurred lease payments of $189,000. As a condition of the Merger, the lease agreement was terminated prior to the effective date of such Merger without any further payments or obligations due thereunder.

11.

Subsequent Events

Management has evaluated events subsequent to March 31, 2010 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Subsequent to March 31, 2010, the Company issued 846,693,731 shares of its common stock in the aggregate for consulting services, to settle outstanding debt, and pursuant to various agreements, including the transaction with Regeneca as more specifically reported on the Company’s current report on Form 8-K as filed with the SEC on January 4, 2011.

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

On December 31, 2010, the Company and Regeneca International, Inc. entered into an Agreement and Plan of Merger (“Merger Agreement”), pursuant to which EEI Acquisition Corporation, Inc., a wholly-owned subsidiary of the Company, merged with and into Regeneca.  As a result of the Merger between Regeneca International, Inc. and the Company, all of Regeneca International’s common stock was converted into approximately 420,466,422 shares of the Company’s common stock that represented approximately fifty-one percent (51%) of the outstanding shares of the Company, on a fully diluted basis, immediately after the Merger.

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

On December 31, 2010, the Company entered into an Employment Agreement with Adam Vincent Gilmer who shall serve as the President of the Company for a term of two (2) years in exchange for a base salary of two hundred seventy thousand dollars ($270,000).  On August 19, 2011, the Company’s Board of Directors terminated Adam Vincent Gilmer as President of the Company, and Matt Nicosia, the Company’s CEO, assumed the duties of President.

On December 31, 2010, the Company entered into an Employment Agreement with James C. Short who shall serve as the Vice President of Investor Relations for the Company for a term of two (2) years in exchange for a base salary of one hundred twenty thousand dollars ($120,000).

On December 31, 2010, the Company entered into an Employment Agreement with Daniel R. Kerker who shall serve as the Chief Financial Officer of the Company in exchange for base salary of two hundred twenty thousand dollars ($220,000).

On December 31, 2010, the Company adopted the 2010 Equity Incentive Plan, subject to shareholder approval, pursuant to which the Company is authorized to issue up to 20% of its outstanding shares of common stock to its employees, executives and consultants.

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

On June 10, 2011, the Company reached a settlement agreement with Republic Bank resulting from a lease agreement it had defaulted on with Mazuma Capital Corp. for equipment.  Republic Bank had been awarded a judgment in excess of $400,000.  The settlement agreement provided that the Company would forfeit its security deposit on the lease of approximately $400,000, the leased equipment itself, and make additional payments totaling $200,000.  The Company was indemnified by a group of shareholders against claims originating prior to the Merger, and as of September 1, 2011 such shareholders had made payments in excess of $117,000.  As a result, the Company did not record any accrual related to this matter as of March 31, 2010. The balance is payable $8,791 per month until paid in full.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

BUSINESS

Subsequent Events

This Quarterly Report on Form 10-Q for the period ended March 31, 2010 is being filed with the Securities and Exchange Commission on or about September 13, 2011.  Due to the delay in filing this report, a number of material subsequent events have occurred since March 31, 2010.  These events include:

•

Regeneca International, Inc. (“Regeneca International”) has merged into a subsidiary of the Company and the former shareholders of Regeneca International were issued shares of Company common stock representing a majority of the outstanding shares (see Current Report on Form 8-K filed on January 4, 2011).

•

In connection with the merger, the Company has adopted the business plan and product offerings of Regeneca International as its primary business focus.  The Company does not expect sales of the products described in this report to be material to the sales and revenue of the Company in the foreseeable future.

•

The former officers and directors of Regeneca International became the officers and directors of the Company.

•

The Company has adopted the 2010 Incentive Plan and the Distributor Stock Incentive Plan (see the Definitive Information Statement on Form 14C filed on May 24, 2011).

•

On June 10, 2011, the Company reached a settlement agreement with Republic Bank resulting from a lease agreement it had defaulted on with Mazuma Capital Corp. for equipment.  Republic Bank had been awarded a judgment in excess of $400,000.  The settlement agreement provided that the Company would forfeit its security deposit on the lease of approximately $400,000, the leased equipment itself, and make additional payments totaling $200,000.  The Company was indemnified by a group of shareholders against claims originating prior to the Merger, and as of September 1, 2011 such shareholders had made payments in excess of $117,000.  The balance is payable $8,791 per month until paid in full.

Although being prepared and filed in September 2011, this report describes the products and business strategy of the Company as at March 31, 2010, and does not reflect any of the material changes that have occurred since such date. Portions of this report are derived from materials prepared by the former officers and directors of the Company and contain descriptions of, and statements of fact regarding, products, strategies and projections of which the current officers and directors have no personal knowledge.  The Company believes that much of the contents of this report have been superseded by subsequent events, and readers should not place undue emphasis on the disclosure and information contained herein.

RESULTS OF OPERATIONS

Operating Revenues

Operating revenues for the period ended March 31, 2010 was $142,702 and is comprised primarily of sales of the Company’s Ethos FR® product. Other components of revenue include freight and service.

Operating revenues for the period ended March 31, 2009 was $138,070 and is comprised primarily of sales of the Company’s Ethos FR® product. Other components of revenue include freight and service.

Operating Expenses and Net Loss

Operating expenses for the period ended March 31, 2010 was $443,960 and is comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Operating expenses for the period ended March 31, 2009 was $1,648,803 and is comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Net loss for the period ended March 31, 2010 was $444,644 compared with a net loss of $1,634,101 for the three months ended March 31, 2009. The decrease in net loss is due to the effects of the stock-based compensation expense of $452,111 in 2009 and decreases in selling and marketing expenses due to the Company having limited cash flows in the first three months of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	March 31, 2010	March 31, 2009
Current Assets	$371,307	$439,209
Current Liabilities	4,019,981	3,093,127
Working Deficit	$(3,648,674)	$(2,653,918)

Cash Flows

	For the three months ended
	March 31, 2010	March 31, 2009
Cash Flows used in Operating Activities	$(260,113)	$(517,357)
Cash Flows from Financing Activities	200,000	517,500
Net (decrease) increase in Cash During Period	$(60,113)	$143

As at March 31, 2010, the Company had cash of $287,841, current assets of $371,307, total assets of $400,765, total liabilities of $4,019,981, and stockholders’ deficit of $3,619,216.

As at March 31, 2010, the Company had a working capital deficit of $3,648,674 compared with a working capital deficit of $2,653,918 as at March 31, 2009.  The increase in working capital deficit was attributed to the fact that the Company had limited cash flows to fund operations and inventory and, therefore, has been unable to generate positive earnings from operations.

Cash Flows from Operating Activities

During the quarter ended March 31, 2010, the Company used $260,113 of cash for operating activities compared to the use of $517,357 of cash for operating activities during the quarter ended March 31, 2009. The change in net cash used in operating activities is attributed to the fact that the Company had scaled down operations in 2010 compared to 2009 due to having limited access to cash to fund operations.

Cash Flows from Financing Activities

During the quarter ended March 31, 2010, the Company received $200,000 of cash from financing activities compared to $517,500 for the quarter ended March 31, 2009.  The change in cash flows from financing activities is attributed to the fact that the Company did not issue as many due on demand notes and convertible promissory notes as it had during the previous period.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our 2009 audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. Furthermore, as a result of the merger with Regeneca International, the Company has ceased manufacturing and distributing the products of Ethos Environmental offered during the quarter ended March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the material weaknesses resulting from our inability to timely file our Form 10-Q’s and 10-K’s. Additionally, our controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on June 28, 2011 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II - OTHER INFORMATION

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

On March 2009, a lawsuit was filed in the United States District Court, District of Utah, Central Division, against Ethos Environmental, Inc. by Republic Bank. The lawsuit alleges that the Company breached the terms of a Lease Agreement involving Mazuma Capital Corp. and Ethos. Republic Bank is seeking monetary damages and return of certain equipment. On February 9, 2011, Summary Judgment was entered in favor of Republic Bank. The Company and Republic Bank finalized the terms of a settlement agreement during the 2nd quarter of 2011. The terms of the settlement are the forfeiture of the security deposit on the lease, the leased property, and payments totaling $200,000. The Company was indemnified by a group of shareholders against claims originating prior to the Merger, and as of September 1, 2011 such shareholders have paid approximately $117,000 and are obligated to make monthly payments of $8.791 per month.  If not paid by such shareholders, the Company would still be obligated to pay Republic Bank and then pursue its claim for indemnification against the shareholders.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

 EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation and Amendments	Filed with the SEC on April 6, 2000 as part of our Registration Statement on Form 10SB12G.
3.01(a)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on April 25, 2006 as part of our Preliminary Information Statement on Form 14-C.
3.02	Bylaws	Filed with the SEC on April 6, 2000 as part of our Registration Statement on Form 10SB12G.
10.1	Stock Purchase Agreement between ETEV and MKM Opportunity Master Fund, Limited dated August 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.2	Stock Purchase Warrant issued to MKM Opportunity Master Fund, Limited dated August 1, 2008.	Filed with the SEC on August 14, 2008 as part of our Quarterly Report on Form 10-Q.
10.3	Stock Purchase Warrant issued to MKM Opportunity Master Fund, Limited dated October 1, 2008.	Filed with the SEC on November 19, 2008 as part of our Quarterly Report on Form 10-Q.
10.4	Stock Purchase Warrant issued to MKM Opportunity Master Fund, Limited dated December 1, 2008.	Filed with the SEC on January 14, 2009 as part of our Current Report on Form 8-K.
10.5	Operating Agreement between ETEV and ecoMates, LLC dated March, 2009.	Filed with the SEC on April 15, 2009 as part of our Year End Report on Form 10-K.
10.6	Operating Agreement between ETEV and Ethos Scientific, LLC dated March, 2009.	Filed with the SEC on April 15, 2009 as part of our Year End Report on Form 10-K.
10.7	Common Stock Purchase Warrant issued May 8, 2009 to MKM Opportunity Master Fund.	Filed with the SEC on May 13, 2009 as part of our Current Report on Form 8-K.
10.8	Form of Stock Purchase Warrant dated August 5, 2009.	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
10.9	Form of Securities Purchase Agreement dated August 5, 2009	Filed with the SEC on August 11, 2009 as part of our Current Report on Form 8-K.
10.10	Stock Purchase Warrant issued to Carrillo Huettel, LLP dated April 28, 2009.	Filed with the SEC on August 14, 2009 as part of our Quarterly Report on Form 10-Q.
10.11	Assignment Agreement between Thrive Worldwide, LLC and MKM Opportunity Master Fund, Limited dated October 7, 2009.	Filed with the SEC on October 14, 2009 as part of our Current Report on Form 8-K.
10.12	Securities Purchase Agreement and Promissory Note issued to MKM Opportunity Master Fund, Limited dated November 2, 2009.	Filed with the SEC on November 9, 2009 as part of our Current Report on Form 8-K.
10.13	Agreement and Plan of Merger between ETEV and Youngevity dated November 21, 2009	Filed with the SEC on November 25, 2009 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on April 15, 2009 as part of our Annual Report on Form 10-K.
21.1	List of Subsidiaries	Filed with the SEC on June 28, 2011 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENECA, INC.

Dated: September 13, 2011

By:

/s/ Matthew Nicosia

MATTHEW NICOSIA

Chief Executive Officer (Principal Executive Officer), President and Director

/s/ Daniel Kerker

DANIEL KERKER

Chief Financial Officer (Principal Financial Officer

and Principal Accounting Officer) and Treasurer