Form 10-Q
period 2010-09-30
Regeneca, Inc.
filed 2011-09-14
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, (the last day of the fiscal quarter to which this report relates), there were 102,226,177 shares of the registrant’s $.0001 par value common stock issued and outstanding, and as of September 2, 2011 (the latest practical date) there were 952,844,037 shares outstanding.

REGENECA, INC. *

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

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

Condensed Consolidated Balance Sheets

	September 30, 2010 (unaudited)	December 31, 2009

ASSETS

Current Assets

Cash	$60,226	$347,954
Accounts Receivable, net of allowance of doubtful accounts	20,379	14,593
Inventory	8,689	89,678

Total Current Assets	89,294	452,225

Property and Equipment	5,819	22,992
Other Assets	13,726	417,917

Total Assets	$108,839	$893,134

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts Payable	$1,534,756	$1,467,605
Notes Payable	1,950,000	1,750,000
Convertible Debenture	1,050,631	859,102

Total Liabilities	4,535,387	4,076,707

Stockholders’ Deficit

Common Stock Authorized: 1,000,000,000 shares, par value: $0.0001 per share issued and outstanding: 102,226,177 and 102,150,306 shares, respectively	10,223	10,215
Additional Paid-In Capital	62,027,082	62,018,089
Accumulated Deficit	(66,463,853)	(65,211,877)

Total Stockholders’ Deficit	(4,426,548)	(3,183,573)

Total Liabilities and Stockholders’ Deficit	$108,839	$893,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$90,277	$417,381	$378,284	$1,026,685
Cost of Sales	44,391	164,878	187,484	406,857

Gross Profit	45,886	252,503	190,800	619,828

Operating Expenses

Depreciation and Amortization Expense	92,988	62,765	208,702	139,736
Bad Debt Expense	–	–	–	14,979
General and Administrative	154,079	795,759	822,421	3,907,558
Selling Expense	45,589	42,441	168,093	266,464

Total Operating Expenses	292,656	900,965	1,199,216	4,328,737

Total Operating Loss	(246,770)	(648,462)	(1,008,416)	(3,708,909)

Other Income (Expenses)

Interest Expense	(85,868)	(114,313)	(257,616)	(284,349)
Gain on Settlement of Debt	–	(75,674)	14,411	(139,674)
Other Income (Expense)	–	–	(355)	4,118

Net Loss	$(332,638)	$(838,449)	$(1,251,976)	$(4,128,814)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.09)

Weighted Average Shares Outstanding	102,226,177	48,476,702	102,226,177	47,160,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

Condensed Consolidated Statements of Cash Flow

(Unaudited)

	For the nine months ended
	September 30, 2010	September 30, 2009

Cash Flows From Operating Activities
Net Loss For The Period	$(1,251,976)	$(4,128,814)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization Expense	208,702	166,737
Bad Debt Expense	–	14,979
Common Stock Issued for Services	9,001	451,107
Common Stock Issued as Incentive Shares	–	270,880
Common Stock Issued for Settlement of Debt	–	209,948
Common Stock Issued for Payment of Interest	–	14,873
Loss on Settlement of Debt	–	139,674
Stock-based Compensation	–	483,266
Changes in operating assets and liabilities:
Accounts Receivable	(5,786)	65,422
Inventory	80,989	81,904
Other Assets	404,191	(12,499)
Accounts Payable and Accrued Liabilities	67,151	788,489

Net Cash Used In Operating Activities	(487,728)	(1,454,034)

Cash Flows From Financing Activities
Proceeds from Issuance of Notes Payable	200,000	1,349,686
Proceeds from Issuance of Common Shares	–	120,000

Net Cash Provided By Financing Activities	200,000	1,469,686

Increase (Decrease) in Cash	(287,728)	15,652

Cash – Beginning of Period	347,954	72,232

Cash – End of Period	$60,226	$87,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

NOTES CONDENSED TO FINANCIAL STATEMENTS

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, and the results of its operations and cash flows. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

3.

Inventory

A summary of inventories are as follows:

	September 30, 2010	December 31, 2009

Raw Materials	$6,082	$61,883
Finished Goods	2,607	27,795

	$8,689	$89,678

4.

Other Assets

As at September 30, 2010, the Company had security deposits of $12,500 relating to the Company’s property and equipment.

5.

Notes Payable

At September 30, 2010, the Company owed $1,150,000 to a third party under an unsecured promissory note, bearing interest at 10% per annum, and due on demand.  At September 30, 2010, the Company owed $106,250 of accrued interest under such note. Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

At September 30, 2010, the Company owed $500,000 to another third party under an unsecured promissory note bearing interest at 10% per annum.  Related accrued interest approximated $87,500 at September 30, 2010.  Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

At September 30, 2010, the Company owed $250,000 to another third party under an unsecured promissory note, bearing interest at 12% per annum, and due on demand.  Related accrued interest approximated $51,842 at September 30, 2010.  Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

At September 30, 2010, the Company owed $50,000 to a third party under an unsecured promissory note, bearing interest at 10% per annum, and due on demand.  At September 30, 2010, the Company owed $5,805 of accrued interest under such note.  Such note was subsequently exchanged for shares of the Company’s common stock in connection with the Merger.

6.

Convertible Debentures

On August 3, 2009, the Company issued units (the “August Units”) of convertible promissory notes.  Under the terms of the note agreement, each August Unit is comprised of a $100,000 convertible note, due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a fixed conversion rate of $0.225 per common share.  Furthermore, each August Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at a fixed rate $0.30 per common share for a period of three years from the date of issuance.  Such note was exchanged for shares of the Company’s common stock in connection with the Merger.  At September 30, 2010, the Company has recognized accretion expense of $61,796, which is included in depreciation and amortization expense in the statement of operations and increased the carrying value of the August Units to $115,538.

From November 2008 to June 2009, the Company issued units (the “12% Units”) of convertible promissory notes.  Under the terms of the note agreement, each 12% Unit is comprised of a $50,000 convertible note due interest at 12% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a fixed conversion rate of $0.25 per common share.  Furthermore, each 12% Unit includes 100,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at a fixed rate of $0.25 per common share for a period of three years from the date of issuance.  Such note was exchanged for shares of the Company’s common stock in connection with the Merger.  At September 30, 2010, the Company has recognized accretion expense of $307,333, which is included in depreciation and amortization expense in the statement of operations and increased the carrying value of the remaining 12% Units to $463,049.

On May 11, 2009, the Company issued units (the “10% Units”) of convertible promissory notes.  Under the terms of the note agreement, each 10% Unit is comprised of a $25,000 convertible note due interest at 10% per annum, secured by the Company’s assets, and due in two years from the date of issuance, and convertible into common shares of the Company at the option of the note holder at a fixed conversion rate of $0.40 per common share.  Furthermore, each 10% Unit includes 50,000 share purchase warrants, where each warrant allows the warrant holder to purchase one additional common share of the Company at a fixed rate of $0.40 per common share for a period of three years from the date of issuance.  Such note was exchanged for shares of the Company’s common stock in connection with the Merger.  At September 30, 2010, the Company has recognized accretion expense of $10,451, which is included in depreciation and amortization expense in the statement of operations and increased the carrying value of the 10% Units to $16,255.

On January 9, 2009, the Company terminated a $300,000 unsecured promissory note that bore interest at 10% per annum and was due on February 11, 2009 and replaced it with a new $550,000 promissory note that was unsecured, bore interest at 10% per annum, and was due on September 30, 2009.  Such note was converted to shares of the Company’s common stock as a result of the Merger.  At September 30, 2010, the Company owed $78,503 of accrued interest on such note.

7.

Common Shares

All common shares issued for non-cash purposes have been valued using the end-of-day trading price on the over-the-counter bulletin board (OTCBB) on the date of issuance.

No shares were issued during the quarter ended September 30, 2010.

8.

Share Purchase Warrants

During the nine months ended September 30, 2010, the Company did not issue any share purchase warrants.  Warrants outstanding at September 30, 2010 can be summarized as follows:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	3,400,000	1.55
Granted	3,125,000	0.25
Granted	150,000	0.40
Granted	200,000	0.30
Cancelled	(1,500,000)	(0.35)

Balance – December 31, 2009	5,375,000	1.05	1.94	–

Balance – September 30, 2010	5,375,000	1.05	1.19	–

At September 30, 2010, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date
1,900,000	$2.50	May 23, 2010
400,000	$0.25	January 1, 2012
200,000	$0.25	January 8, 2012
200,000	$0.25	February 19, 2012
100,000	$0.25	March 9, 2012
100,000	$0.25	April 1, 2012
625,000	$0.25	April 21, 2012
50,000	$0.40	May 11, 2012
100,000	$0.40	May 14, 2012
200,000	$0.30	August 5, 2012
1,500,000	$0.25	January 9, 2014

5,375,000

9.

Stock Options

During the nine months ended September 30, 2010, the Company did not issue any stock options.  Options to purchase common stock can be summarized as follows at September 30, 2010:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Balance – December 31, 2008	2,400,000	0.22
Granted	7,500,000	0.25
Cancelled	(7,500,000)	(0.25)
Balance – December 31, 2009	2,400,000	0.22	3.67	–

10.

Commitments and Contingencies

In October 2007, the Company completed a sale and leaseback agreement with respect to its building.  Commencing November 1, 2007, the Company entered into a 15-year lease agreement, with monthly lease payments of $63,000, to a company controlled by directors of the Company.  During the nine months ended September 30, 2010, the Company incurred lease payments of $567,000.  As a condition of the Merger, the lease agreement was terminated prior to the effective date of such Merger without any further payments or obligations due thereunder.

11.

Subsequent Events

Management has evaluated events subsequent to September 30, 2010 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

Subsequent to September 30, 2010, the Company issued 846,693,731 shares of its common stock in the aggregate for consulting services, to settle outstanding debt, and pursuant to various agreements, including the transaction with Regeneca as more specifically reported on the Company’s current report on Form 8-K as filed with the SEC on January 4, 2011.

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

On June 10, 2011, the Company reached a settlement agreement with Republic Bank resulting from a lease agreement it had defaulted on with Mazuma Capital Corp. for equipment.  Republic Bank had been awarded a judgment in excess of $400,000. The settlement agreement provided that the Company would forfeit its security deposit on the lease of approximately $400,000, the leased equipment itself, and make additional payments totaling $200,000.  The Company was indemnified by a group of shareholders against claims originating prior to the Merger, and as of September 1, 2011 such shareholders had made payments in excess of $117,000. As a result, the Company did not record any accrual related to this matter as of September 30, 2010. The balance is payable $8,791 per month until paid in full.

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

BUSINESS

Subsequent Events

This Quarterly Report on Form 10-Q for the period ended September 30, 2010 is being filed with the Securities and Exchange Commission on or about September 13, 2011.  Due to the delay in filing this report, a number of material subsequent events have occurred since September 30, 2010.  These events include:

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

Although being prepared and filed in September 2011, this report describes the products and business strategy of the Company as at September 30, 2010, and does not reflect any of the material changes that have occurred since such date. Portions of this report are derived from materials prepared by the former officers and directors of the Company and contain descriptions of, and statements of fact regarding, products, strategies and projections of which the current officers and directors have no personal knowledge.  The Company believes that much of the contents of this report have been superseded by subsequent events, and readers should not place undue emphasis on the disclosure and information contained herein.

RESULTS OF OPERATIONS

Operating Revenues

During the three and nine months periods ended September 30, 2010, the Company recognized revenues of $90,278 and $378,284 compared with $417,381 and $1,026,685 for the three and nine months ended September 30, 2009, respectively. The operating revenues are comprised primarily of sales of the Company’s Ethos FR® product. Other components of revenue include freight and service. The decrease in revenues is attributable to the fact that the Company had limited cash flows to fund selling and marketing expenses.

Operating Expenses and Net Loss

Operating expenses for the three and nine months ended September 30, 2010 were $292,657 and $1,199,217 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Operating expenses for the three and nine months ended September 30, 2009 were $900,965 and $4,328,737 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

For the three and nine months ended September 30, 2010, the Company incurred net losses of $332,638 and $1,251,976 compared with net losses of $838,449 and $4,128,814 for the three and nine months ended September 30, 2009. The decrease in net loss is due to the effects of the stock-based compensation expense of $483,266 in 2009 and decreases in selling and marketing expenses due to the Company having limited cash flows in the first nine months of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2010	September 30, 2009
Current Assets	$89,294	$243,617
Current Liabilities	4,535,387	3,549,645
Working Deficit	$(4,446,093)	$(3,306,028)

Cash Flows

	For the nine months ended
	September 30, 2010	September 30, 2009
Cash Flows used in Operating Activities	$(487,728)	$(1,454,034)
Cash Flows from Financing Activities	200,000	1,469,686
Net (decrease) increase in Cash During Period	$(287,728)	$15,622

As at September 30, 2010, the Company had cash of $60,226, current assets of $89,294, total assets of $108,839, total liabilities of $4,535,387, and stockholders’ deficit of $4,426,548.

As at September 30, 2010, the Company had a working capital deficit of $4,446,093 compared with a working capital deficit of $3,306,028 as at September 30, 2009.  The increase in working capital deficit was attributed to the fact that the Company had limited cash flows to fund operations and inventory and, therefore, has been unable to generate positive earnings from operations.

Cash Flows from Operating Activities

During the nine months ended September 30, 2010, the Company used $487,728 of cash for operating activities compared to the use of $1,454,034 of cash for operating activities during the nine months ended September 30, 2009. The change in net cash used in operating activities is attributed to the fact that the Company had scaled down operations in 2010 compared to 2009 due to having limited access to cash to fund operations.

Cash Flows from Financing Activities

During the nine months ended September 30, 2010, the Company received $200,000 of cash from financing activities compared to $1,469,686 for the nine months ended September 30, 2009.  The change in cash flows from financing activities is attributed to the fact that the Company did not issue as many due on demand notes and convertible promissory notes as it had during the previous period.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our 2009 audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. Furthermore, as a result of the merger with Regeneca International, the Company has ceased manufacturing and distributing the products of Ethos Environmental offered during the quarter ended September 30, 2010.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, due to the material weaknesses resulting from our inability to timely file our Form 10-Q’s and 10-K’s. Additionally, our controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on June 28, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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