Form 10-K
period 2010-12-31
Regeneca, Inc.
filed 2011-12-20
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

(800) 690-6958

 (Registrant’s telephone number, including area code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter was $30,435,844. As of September 30, 2011 there were 928,590,209 common shares outstanding.

Documents incorporated by reference: None.

FORM 10-K

REGENECA, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Regeneca, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations of these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

Item 1.

Business.

General

Regeneca, Inc., a Nevada corporation (the “Company,” “Regeneca,” “we,”  “us” or “our”), was incorporated on April 25, 2006 under the laws of the State of Nevada as Victor Nevada, Inc. On November 3, 2006, the Company was the surviving entity of a merger transaction (the “Victor Industries Merger”) effected under the laws of the State of Nevada involving the Company, Victor Industries, Inc., an Idaho corporation, and a then-existing Nevada corporation then named Ethos Environmental, Inc. (which did not survive the Victor Industries Merger). Also on November 3, 2006, in connection with the Victor Industries Merger, the Company changed its name to Ethos Environmental, Inc. As of that date, Ethos Environmental, Inc. was a company focused on the manufacturing and distribution of fuel reformulating products.

On December 14, 2010, the Company signed and executed the Agreement and Plan of Merger (the “Merger Agreement”) among the Company, EEI Acquisition Corporation (“Acquisition Corporation”) and Regeneca International, Inc. (“Regeneca International”), a company incorporated on January 9, 2009 under the laws of the State of Nevada and formed to create and commercialize products that help to improve consumers’ health and “regenerate their life”. On December 31, 2010, pursuant to the Merger Agreement, Acquisition Corporation was merged with and into Regeneca International (the “Merger”), and, pursuant to the Merger, Regeneca International became a wholly-owned subsidiary of the Company. Upon consummation of the Merger, the Company issued to the former stockholders of Regeneca International 420,466,494 shares of the Company’s common stock such that, immediately after the Merger, the former stockholders of Regeneca International owned approximately 51% of then-outstanding shares of the Company’s common stock, post Merger. The Company subsequently changed its name to “Regeneca, Inc.” The Merger was accounted for as a capital reorganization or a public shell “reverse merger.”

Regeneca’s Products and Business

In the months leading up to the Merger, the Company created a marketing plan for the launch of RegenErect, its male enhancement product, in the first quarter of 2011, followed up with the launch of RegeneSlim, its appetite suppressant supplement, in the second quarter of 2011. As of the beginning of December 2010, the Company was solely focused on the new business model and the impending launch of RegenErect. The following is a description of the Company’s products and business strategy.

Our products help to fight the signs and symptoms of aging through phytochemical-infused, as well as botanical and organic based, formulations and an all-herbal male enhancement product – RegenErect. We do this while drawing our products from the earth in an ethical way – an approach that emphasizes re-growth, reforestation and recycling. This is our “Whole Earth, Whole Body” approach to health.

“Whole Earth, Whole Body” Approach to Health

Our corporate creed is to provide consumers with products that are all natural and premium quality and must fit the highest standard of conservation and reduced carbon footprint. The products must work to preserve and promote the user’s health. Our packaging is conservative. We use recycled and recyclable materials wherever possible to preserve the land – ensuring the efficacy, safety and quality of our products without frills and excess paper goods. Our methods do not just apply to the production of our products. Our packaging, distribution and marketing strategy are designed to engage directly with consumers. This cuts out unnecessary expense, energy waste and cost. This simple approach works by maximizing the product experience and opportunity to the distributor.

We offer:

•

High quality, effective, all-herbal supplements.

•

Sales and marketing strategies that deliver superior products in an efficient, cost-effective manner while helping to regenerate the planet.

•

Rejoice, Rejuvenate and Regenerate to stimulate happiness and remove the toxins and free radicals that can lead to genetic mutations and injuries.

Products

Our entire family of products is designed with our corporate creed in mind – unique, efficacious, earth-friendly premium products and service. Products that truly help you and your body to regenerate itself – products and services that are produced and delivered in an earth efficient manner. This is our commitment to the Whole Earth, Whole Body approach to health.

RegenErect

RegenErect is a natural herbal supplement designed to enhance sexual experience and intimacy between couples. RegenErect is poised to capitalize on the multi-billion dollar male enhancement supplement market, both domestically and internationally. The fact is that all men, as they age, deplete in testosterone levels, which affects their libidos and intimacy. RegenErect is the natural solution that men everywhere are seeking. We began distribution of RegenErect in February 2011 along with the launch of our network marketing program.

RegeneSlim

RegeneSlim is an appetite control supplement that supports healthy, natural weight loss. RegeneSlim incorporates patented ingredients to perform several varied, yet important tasks that synergistically give you more energy, reduce appetite and inhibit fat production. RegeneSlim allows the user to continue eating the user’s normal diet. The weight loss is a result of decreased consumption and increased metabolism through the proprietary blend of herbs and ingredients.

RegeneSlim is positioned to take advantage of the annual $50 billion U.S. weight loss market. Weight loss programs are more successful where personal relationships and accountability are involved. Our combination of direct response and network marketing allows for these personal relationships to be forged, which creates natural follow-up and thus increased weight loss.

Product Development

The Company is in the product development phase with the following products. All products will be marketed through the Company’s Direct Response Network Marketing model.

•

RegeneBlend – Antioxidant Beverage Blend (introduced in third quarter of 2011)

•

RegenArouse – Female Arousal Gel (planned introduction in 2012)

•

RegenAbsorb – CoQ10 Fish Oil Supplement

•

RegeneDerm – Natural Skin Care and Cosmetics

Business Philosophy

The Company’s business strategy is to create the ideal consumer distribution channel through combining three very powerful industries to maximize personal relationships. A sales assisted environment creates the most dedicated consumers to the product and loyalty to the Company. This environment is created by our Direct Response Network Marketing sales model. We take products to market that can be advertized and sold through Direct Response (infomercials, radio ads, print ads, internet offers and other direct methods), thus creating a customer who then is cultivated and up-sold by a matrix of independent sales distributors. These sales distributors are called Independent Business Owners (“IBOs”). These IBOs participate as network marketers to build relationships with individuals. They sell products to customers both from word of mouth and direct response.

Marketing

Network Marketing

The Company has created a Network Marketing plan to allow for attractive acquisition costs of purchasers, while promoting continuity and retaining purchasers with financial incentive. This strategy is not a traditional model where the focus is on finding new users and signing up more people to distribute the product. Rather, this strategy focuses on the products themselves. By providing a financial incentive through a network marketing model, the Company believes that the return on the acquisition investment will be substantially greater than in a more traditional one-to-one marketing strategy.

The Company and many of its IBOs have brought on independent sales associates. The sales associates are paid strictly on commission from selling the product. These associates are able to bring the product to independent and small retailers as well as individual purchasers.

Launch sales strategies are focused on raising product and brand awareness. Future strategies to increase product and brand awareness will include radio and television short-form infomercials. The management team has substantial experience in these strategies. A well-designed, precise media strategy will pay substantial dividends in lead generation for new buyers.

The Company held a pre-launch of its Network Marketing program in February 2011 with a kick-off event in Las Vegas, Nevada.

Direct Response

Direct marketing enables the Company to identify, isolate and communicate with well-defined target markets. This means that it achieves higher conversion and success rates relative to communicating with everyone in the mass market. Direct marketing also is cheaper than mass market communication. The Company plans to drive consumers to its CallToAction (“CTA”) offers, which can be found on television, radio, print ads and other direct methods.

Additionally, the Company has contracted BCC News to conduct all of the Company’s media news productions to build a brand and create new CTA consumer acquisition and sampling, ensuring that the Company and its brands are top of mind awareness.

The Company launched its Direct Response marketing program in the third quarter of 2011. The Company is planning on completing its infomercial for RegenErect in the first quarter of 2012, as well.

Marketing Structure

Target Market

The Company’s multi-product approach within health and wellness allows for a more diffuse and less tractable “target market.”

The largest of the markets for RegenErect is the baby boomer market. This consumer group has the largest ability to spend and the most significant need for the product. The ability to have a product that works, delivered to your door instead of frequenting the doctor’s office and the pharmacy, creates ease of use that should be significant to this population. Consumers in this group tend to be under 60, computer savvy and have shown a stronger tendency towards ecology and environmental sustainability issues.

The market for RegeneSlim is very large and consists of both men and women of varying ages. The primary age for RegeneSlim’s market is between the ages of 30 and 60. This is the time when younger people start to put on extra weight and generally become less active. During this period, concern with body image and overall health are intense. Consumers in this group are more successful with weight-loss programs when there is a relationship involved, which generates follow up and accountability.

Go To Market Strategy

The Company has two primary direct-to-consumer marketing strategies: (1) Network Marketing affiliate sales and (2) Television and Radio Infomercial Lead Generation. The Company pre-launched its Network Marketing program in February 2011 and started its Direct Response lead generation in the third quarter of 2011. The Company is planning on integrating the two strategies by selling customers generated through its Direct Response efforts to Network Marketing distributors in the fourth quarter of 2011.

1)

Network Marketing. It is a marketing strategy that compensates promoters of direct selling companies not only for product sales that they personally generate but also for the sales of others they introduced to the company. The products and company are usually marketed directly to consumers and potential business partners by means of relationship referrals and word-of-mouth marketing. Independent, unsalaried salespeople of multi-level marketing, referred to as distributors (or associates, independent business owners, dealers, franchise owners, sales consultants, consultants, independent agents, etc.), represent the parent company and are awarded a commission based on the volume of product sold through each of their independent businesses (organizations). Independent distributors develop their organizations by either building an active customer base who buy direct from the parent company or by recruiting a downline of independent distributors who also build a customer base, thereby expanding the overall organization. Additionally, distributors also can earn a profit by retailing products they purchased from the parent company at wholesale price. This segment of the market is developed by the individual Distributors who are motivated by the compensation plan of the company. However, because even the most successful Network Marketing strategies suffer some level of attrition, the need for a strategy of lead generation for conversion of new distributors is crucial. This leads to the second direct-to-consumer marketing strategy:  Television and Radio Infomercial Lead Generation.

2)

Television and Radio Infomercial Lead Generation. The integration of multiple media such as visual imagery, text, audio, video, graphics and animation together multiply the impact of the message. Multi-media differ fundamentally from the conventional media like slides and films. While conventional media are linear (i.e., one event follows another in a sequence), multimedia is non-linear and has the capacity for branching in different directions and establishing linkages among different sections or components of the program. The non-linear attribute provides the end-user the luxury of viewing the multi-media presentation at the end user’s convenience and pace. With a team that has produced infomercials with sales in excess of $30 million, the Company’s management team is uniquely suited to this highly effective marketing strategy. While acquisition costs are slightly higher ($20-$30 per prospect), the closing ratio is generally higher, and with the Network Marketing strategy providing financial incentive to remain in the program, the Company believes that the return on each closed sale should be more than $400 per quarter. In addition, with the ability to more specifically target the audience, the Company believes that the number of new buyers should provide a return greater than $15 earned for every $1.00 spent on media.

Suppliers

We obtain our raw materials from two suppliers in the United States. However, these arrangements are not governed by any formal written contract. Accordingly, either party may terminate the arrangement at any time. If a supplier is not able to provide us with sufficient quantities of the product, or chooses not to provide the product at all (for any reason), business and planned operations could be adversely affected. Although management has identified alternate suppliers of the products, no assurance can be given that the replacement products will be comparable in quality to the product presently supplied to us by current suppliers, or that, if comparable, products can be acquired under acceptable terms and conditions.

Employees

At December 31, 2010, we had a total of seven employees, all of which were employed on a full-time basis, of which five were in marketing, sales and service, and of which two were in general administration. At that date, all of our employees were located in Irvine, California.

Competition

The market in which we participate is highly competitive. Most of our competitors have far greater financial, marketing and manufacturing resources than we do by virtue of their relationships with large companies as divisions or subsidiaries of such companies. The principal competitive factors in our industries are product efficacy, product safety, product support and price. Our all-natural products compete with other all-natural products as well as pharmaceutical offerings from major drug companies, such as Pfizer, Bayer MG and GlaxoSmithKline. Most of our competitors offer broad product lines including items that do not compete with our products.

Available Information

We file with the Securities Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted. Our headquarters are located at 1 Technology Drive, Suite C-515, Irvine, CA 92618. Our phone number at that address is (800) 690-6958, and our e-mail address is info@regeneca.com.

Item 1A.

Risk Factors.

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

We may not be able to continue as a going concern.

Our auditors’ opinion with respect to our financial statements expressed doubt about our ability to continue as a going concern. If we discontinue operations, investors in the Company would lose their entire investment.

We have a history of operating losses and negative cash flow that may continue into the foreseeable future.

We have a history of operating losses and negative cash flow. We have not generated any positive net income since our inception. We will continue to incur significant expenditures for general administrative activities, including sales and marketing, and expect to incur significant research and development expenses. As a result of these costs, we need to generate and sustain sufficient revenues and enough gross margins to achieve profitability.

We may be unable to raise additional capital to pursue our commercialization plans and may be forced to discontinue product development, reduce our sales and marketing efforts or forego attractive business opportunities.

We believe that we need to raise approximately $5.0 million of capital in order to meet working capital requirements for the next 12 months and to pay for past liabilities. If we are unable to raise additional capital or are unable to do so on acceptable terms, we may be prevented from conducting all or a portion of our planned operations. In particular, the development or expansion of our business could be delayed or aborted if we are unable to fund our activities. In addition, we may be forced to reduce our sales and marketing efforts or forego attractive business opportunities. If we fail to execute our strategy to achieve and maintain profitability in the future, we may fail to meet expectations of investors, and the price of our common stock may decline, which would adversely affect our ability to raise additional capital.

We are a small business issuer and are not subject to the rigors of including in our annual report an attestation report of our registered accountant.

We have few personnel to provide internal controls over our financial reporting. As a result, we have an insufficient division of labor to provide the optimum level of controls. In addition, any weakness in our internal controls presents risks such as financial losses, damage to reputation and inaccurate financial reporting, all of which could be materially adverse to the value of our common stock.

We received a Warning Letter from the Food and Drug Administration that could prevent or limit our ability to sell our products.

On May 27, 2011, the Company received a warning letter from the US Food and Drug Administration, Department of Health and Human Service (the “FDA”) dated May 25, 2011 (the “Warning Letter”). The Warning Letter asserts that the FDA tested lots of the Company’s dietary supplement, “RegenErect”, and concluded that it contained a pharmaceutical ingredient and is, therefore, subject to regulation as a new prescription drug, requiring FDA approval before introduction and delivery. FDA lab analysis has confirmed the presence of Sulfoaildenafil, an analogue of Sildenafil, making these products unapproved new drugs. Sildenafil is an FDA-approved drug used as treatment for male Erectile Dysfunction (“ED”). The active drug ingredient is not listed on the label for these products.

According to the FDA, use of these products may pose a threat to consumers because the analogue may interact with nitrates found in some prescription drugs (such as nitroglycerin) and may lower blood pressure to dangerous levels. FDA has advised that consumers with diabetes, high blood pressure, high cholesterol, or heart disease often take nitrates. FDA has advised that ED is a common problem in men with these conditions, and consumers may seek these types of products to enhance sexual performance.

The FDA also asserts that, because it is a new prescription drug, RegenErect is misbranded as a dietary supplement, and that the advertising and promotional claims of the Company exceed the claims permitted for dietary supplements. The Warning Letter required the Company to respond within 15 days, disclosing the specific steps taken to correct the alleged violations. The Company responded to the Warning Letter and also undertook a voluntary national recall of certain lots of the Company’s “RegenErect” product.

If unresolved, the claims in the Warning Letter would have a substantial impact on the Company’s ability to market and sell RegenErect and would materially affect the business, operations and financial condition of the Company. However, the Company believes that it can adequately address all of the FDA’s concerns without a material impact on the Company’s business. Nonetheless, the Company cannot give any assurance that the FDA will be satisfied with the Company’s response or remedial plan and cannot estimate the date on which these concerns will be resolved, if ever.

Our success depends on the viability of our business model, which is unproven and may be unfeasible.

Our revenue and income potential are unproven, and our business model is new. We commenced new business operations immediately after the consummation of the Merger. Our new business model is based on a variety of assumptions relating to our ability to purchase products and sell them through direct and multi-level sales channels. These assumptions may not reflect the business and market conditions that we actually face. As a result, our operating results could differ materially from those projected under our business model, and our business model may prove to be unprofitable.

Our limited operating history creates substantial uncertainty about future results.

We have limited operating history and operations on which to base expectations regarding our future results and performance. In order to succeed, we must do most, if not all, of the following:

•

raise corporate equity to support our operating costs and to have sufficient funds to develop, market and sell our products;

•

continue to identify and establish relationships with customers and distributors;

•

attract, integrate, retain and motivate qualified management and sales personnel;

•

successfully execute our business strategies;

•

respond appropriately and timely to competitive developments; and

•

develop, enhance, promote and carefully manage our corporate identity.

Our business will suffer if we are unable to accomplish these and other important business objectives. We are uncertain as to when, or whether, we will fully implement our contemplated business plan and strategy or become profitable.

Failure to implement our business strategy could adversely affect our operations.

Our financial position, liquidity and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include:

•

achieving the desired cost of goods on inventory;

•

continued and successful use of proprietary sales models through infomercials and direct sales distributors;

•

the use of sophisticated risk management techniques and quality control testing;

•

continued investment in technology to support operating efficiency; and

•

continued access to significant funding and liquidity sources.

Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity and results of operations.

Our inability to attract, train and retain additional qualified personnel may harm our business and impede the implementation of our business strategy.

We need to attract, integrate, motivate and retain a significant number of additional administrative personnel in 2011 and beyond. Competition for these individuals in our industry and geographic region is intense, and we may be unable to attract, assimilate or retain such highly qualified personnel in the future. Our business cannot continue to grow if we are unable to attract such qualified personnel. Our failure to attract and retain highly trained personnel that are essential to our business may limit our growth rate, which would harm our business and impede the implementation of our business strategy.

Our failure to defend the Company from infringement litigation.

The Company could be subject to potential infringement actions. The Company’s business is “trademark intensive,” requiring the Company to constantly search for brands and marks that are not already used by competitors. Claims for infringement, with or without merit and whether based on allegations that the Company’s technology or its intellectual property claims infringe on the rights of others, could subject the Company to costly litigation and the diversion of financial and human resources, regardless of the ultimate resolution of the claims. If such claims are successful, the Company could be required to modify its products or services, create additional new trademarks, pay financial damages or attempt to negotiate licensing arrangements with third parties.

Our inability to maintain sufficient product liability insurance.

The Company may incur product liability for products sold through its current distribution chain. Consumers may sue if products sold through its distribution chain or purchased through the Company-operated Websites are defective or injure the user. This type of claim could require the Company to spend significant time and money in litigation or to pay significant damages. At this time the Company carries product liability insurance; however, the insurance may not cover all expenses and/or damages. As a result, any product liability legal claim, whether or not successful, could seriously damage the Company’s reputation and business.

Our products are subject to substantial federal and state regulations.

The Company’s research and development activities and the manufacturing and marketing of the Company’s products may be subject to the laws, regulations and guidelines, and, in some cases, regulatory approvals, of governmental authorities in the United States and other countries in which the Company’s products are or will be marketed. Specifically, in the United States, the Food and Drug Administration (the “FDA”) regulates, among other areas, new drug and cosmetic product approvals, over the counter drugs and clinical trials of new products and services to establish the proper labeling, safety and efficacy of these products and services and the accuracy of certain marketing claims.

The FTC, which in the United States exercises jurisdiction over the advertising of consumer products, has in the past several years instituted enforcement actions against several pharmaceutical, cosmetic and dietary supplement companies and others for false and misleading advertising of products to consumers. Enforcement actions have often resulted in consent decrees and monetary payments by the companies involved. Although the Company has not been the target of FTC enforcement action for its advertising and the Company makes every reasonable effort to ensure that there is ample foundation for any of its claims, the Company cannot be sure that the FTC will not question its advertising or other activities in the future. In addition, the Company cannot predict whether new legislation or regulations governing the Company’s activities will be enacted by legislative bodies or promulgated by agencies further regulating or restricting the Company’s activities or what the effect of any such legislation or regulations would be on the Company’s business. While the Company has retained counsel to advise and assist it on issues of compliance, it is possible that regulatory changes could occur that could detrimentally affect the Company’s ability to market and sell its products and/or services. In addition, regulatory changes could affect the Company’s advertising in a manner that could negatively affect earnings.

Item 2.

Properties.

Our principal operations are located at 1 Technology Drive, Suite C-515, Irvine, CA 92618 in 8,700 square feet of space with monthly rent of approximately $7,000 under a lease scheduled to expire on April 30, 2016. Management believes that our current facilities are in good operating condition, are adequate for the present level of operations and are adequately covered by insurance and that additional office space would be available in the immediate vicinity, if required.

Item 3.

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In March 2009, a lawsuit was filed in the United States District Court, District of Utah, Central Division, against the Company by Republic Bank. The lawsuit alleged that the Company breached the terms of a Lease Agreement involving Mazuma Capital Corp. and the Company. Republic Bank sought monetary damages and return of certain equipment. On February 9, 2011, Summary Judgment was entered in favor of Republic Bank. Subsequently, the Company and Republic Bank finalized the terms of a settlement agreement during the 2nd quarter of 2011. The terms of the settlement are the forfeiture of the security deposit on the lease, the leased property, and payments totaling $200,000. The Company was indemnified by a group of stockholders against claims originating before the Merger, and as of September 1, 2011 such stockholders have paid approximately $117,000 and are obligated to make monthly payments of $8,791 per month for ten months. If not paid by such stockholders, the Company would still be obligated to pay Republic Bank and then pursue its claim for indemnification against the stockholders.

In March 2011, a lawsuit was filed in the Superior Court of California, County of San Diego, South County Division against the Company by Frederick Chorney. The lawsuit alleges that the Company breached the terms of a consulting agreement between the Company and Mr. Chorney. Mr. Chorney is seeking monetary damages in the amount of $150,000. Mr. Chorney has requested a jury trial which is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter at this time.

Item 4.

Removed and Reserved

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are currently trading on the OTC Pink Sheets (the “OTC Pink”). Before November 16, 2006, our trading symbol was “VICI.”  On November 16, 2006, to reflect our new name and the 1 for 1,200 stock split, our trading symbol was changed to “ETEV.” On June 14, 2011, to reflect our new name pursuant to the Merger our trading symbol was changed to “RGNA.” The OTC Pink is the bottom tier of the OTC market. OTC Pink is a speculative trading marketplace that helps broker dealers get the best prices for investors. OTC Pink has no financial standards or reporting requirements, but companies in this tier choose the level of information they provide to investors and may have current, limited or no public disclosure.

The reported high and low bid and ask prices for our common stock are shown below for the period from January 9, 2009 through December 31, 2010.

2009 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/09 to 12/31/09	$0.26	$0.08
Third Quarter: 7/1/09 to 9/30/09	$0.44	$0.10
Second Quarter: 4/1/09 to 6/30/09	$0.59	$0.18
First Quarter: 1/9/09 to 3/31/09	$0.21	$0.08

2010 Fiscal Year	High Bid	Low Bid
Fourth Quarter: 10/1/10 to 12/31/10	$0.07	$0.01
Third Quarter: 7/1/10 to 9/30/10	$0.04	$0.01
Second Quarter: 4/1/10 to 6/30/10	$0.08	$0.02
First Quarter: 1/1/10 to 3/31/10	$0.13	$0.07

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, before a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer also must provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Holders

As of December 20, 2011, there were approximately 1,130 holders of record of our common stock, post Merger.

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

Stock Options Plan

Effective as of December 31, 2010, the Board of Directors adopted the Company’s 2010 Incentive Plan (which later was amended by our Board of Directors effective as of January 20, 2011) (the “2010 Incentive Plan”). The 2010 Incentive Plan reserves 242,000,000 shares of our common stock for issuance in connection with stock options, stock awards and other equity-based awards. The 2010 Incentive Plan was approved by stockholders of the Company by written consent effective as of December 31, 2010 and was filed with the SEC on our Definitive Information Statement on Schedule 14C on May 24, 2011.

Recent Sales of Unregistered Securities

 None, other than those set forth in Forms 8-K filed with the SEC during the year ended December 31, 2010, those set forth elsewhere in this report, and those set forth in Forms 8-K filed with the SEC after December 31, 2010 and through the date of this report.

Item 6.

Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the months leading up to the Merger, the Company created a marketing plan for the launch of RegenErect, its male enhancement product, in the first quarter of 2011, followed up with the launch of RegeneSlim, its appetite suppressant supplement, in the second quarter of 2011. As of the beginning of December 2010, the Company was solely focused on the new business model and the impending launch of RegenErect. The Company’s business strategy is presented in Item 1. Business of this report. Given the new business strategy adopted as of the Merger, the discussion below regarding the performance of the Company in 2009 and 2010 relates to the offer and sale of products which are no longer the primary focus of the Company’s business strategy.

The period from January 9, 2009 through December 31, 2009 is referred to as the year ended December 31, 2009 throughout these consolidated financial statements and notes thereto.

Operating Revenues

For the fiscal year ended December 31, 2010, our net sales were $99,053, compared to net sales of $26,389 in the prior fiscal year ended December 31, 2009. Net sales increased approximately 275% in 2010 compared to the prior year. Sales for 2010 were comprised primarily of sales of RegeneBlend, our antioxidant beverage blend, and RegeneDerm, our line of natural skin care products. Sales for 2009 consisted primarily of sales of RegeneDerm. Sales were made primarily to end users and independent distributors in the United States.

Gross Profit

Gross profit as a percentage of sales was approximately 74% in 2010 and 88% in 2009. The decrease in this percentage was due to the relatively lower margins on RegeneBlend, for which sales began in 2010, compared to RegeneDerm, which was sold in both years.

Operating Expenses

The Company’s current operating expenses are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, legal and accounting, and selling expenses such as marketing, business development and distributor bonuses.

For the year ended December 31, 2010, the Company incurred selling, general and administrative expenses of $3,298,162 compared to $139,426 for the year ended December 31, 2009. The increase in selling, general and administrative expenses is attributed primarily to the recording of $2,740,297 in expenses related to the issuance of common shares for services issued upon the vesting of long-term stock compensation to employees and directors triggered upon closing of the Merger.

For the year ended December 31, 2010, the Company incurred depreciation and amortization expenses of $105,638 compared to $6,264 for the year ended December 31, 2009. The increase in depreciation and amortization expenses is attributed to $102,638 recorded for the amortization of the Vivakor license fee in 2010 compared to $6,070 in 2009.

Other Income

Other income for the year ended December 31, 2010, totaled $31,423. This total includes a gain recorded for the change in value of the derivative liability associated with the Company’s convertible notes payable of $37,717 and the interest expenses of $6,294 compared to $851 for the year ended December 31, 2009. The increase in interest expense is due to the issuance of $475,000 in convertible notes during the year as well as $1,010 related to amortization of debt discounts on such notes.

Net Loss

For the year ended December 31, 2010, the Company’s net loss was $3,299,104 compared to a net loss of $123,205 in 2009. The increase in net loss is attributed to the increase in selling, general and administrative expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Liquidity and Capital Resources

As at December 31, 2010, the Company’s cash balance was $216,476 and total assets were $561,534 compared to cash of $2,672 and total assets of $363,059 as at December 31, 2009. The increase in cash was attributed to proceeds of $475,000 from the issuance of convertible debentures of which $350,000 was received in December. The net increase in total assets was primarily attributed to an increase of $213,804 in the cash balance and an increase of $116,408 in inventory offset by a decrease in its prepaid license fee of $102,639.

Subsequent to December 31, 2010, through the date of this report, the Company has received subscriptions for an additional $2,992,500 in convertible debentures and $150,000 in common stock.

As of December 31, 2010, the Company had total liabilities of $729,248 compared with total liabilities of $103,747 as of December 31, 2009. The increase in total liabilities of $625,501 was due to an increase in accounts payable of $204,604, in convertible debentures of $350,000 and $93,432 in advances payable to related parties.

As of December 31, 2010, the Company had a negative working capital of $270,584 compared with working capital of $53,304 as of December 31, 2009. The decrease in working capital is due to use of proceeds received from the issuance of promissory notes and convertible notes to be used to pay outstanding general operating expenses, which deflates current assets while liabilities remain outstanding. The Company’s outstanding promissory notes and convertible debentures do not carry any debt covenants that may impact the Company’s current or future operating and strategic objectives.

Cash Flow from Operating Activities

During the year ended December 31, 2010, the Company used $262,246 of cash for operating activities compared to the use of $9,129 of cash for operating activities during the year ended December 31, 2009. The increase in the use of cash for operating activities was attributed to the fact that the Company paid for outstanding and current obligations with existing cash raised from debt financing received during the year.

Cash Flow from Investing Activities

During the year ended December 31, 2010, the Company used $2,500 of cash for investing activities compared to the use of $6,995 of cash for investing activities during the year ended December 31, 2009. The use of cash for investing activities was related to the purchase of property and equipment.

Cash Flow from Financing Activities

During the year ended December 31, 2010, the Company raised proceeds of $478,550 from financing activities compared to proceeds of $18,796 from financing activities during the year ended December 31, 2009.  In 2010, the Company raised $475,000 from the issuance of convertible promissory notes and $3,550 from the sales of shares of its common stock whereas in the previous year, the Company raised $18,796 from the sale of shares of its common stock.

Inflation

We believe that inflation will not have a material effect on our results of operations.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2010, the Company recognized sales revenue of $99,053 but incurred a net loss of $3,299,104. At December 31, 2010, the Company had a negative working capital of $270,584 and an accumulated deficit of $3,422,309. In 2011 through the date of this report, the Company issued $2,992,500 in convertible notes payable and issued common stock for $150,000 in cash. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Critical Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation allowances on accounts receivable and inventory, valuation and amortization policies on property and equipment, and valuation allowances on deferred income tax losses. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates include deferred tax asset valuation allowances and inventory lower of cost or market analyses.

Revenue Recognition

The Company recognizes revenue from the sale of its products in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectibility is assured. Sales primarily represent sales generated to independent representatives less any discounts and other deductions. The Company recognizes revenue upon delivery, when both title and the risks and rewards of ownership pass to the independent representatives. The Company provides for an estimated allowance for sales returns based on historical product return experience. Finally, the Company estimates an allowance for doubtful accounts receivable based on an analysis of historical data and current circumstances.

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under U.S. generally accepted accounting principles (GAAP), the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

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

Derivative Instruments

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or liabilities in our consolidated financial statements.

The classification of a derivative instrument is reassessed at each reporting date.  If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured each reporting period (or upon classification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense.

Significant Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements amending ASC 820, Fair Value Measurements and Disclosures requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. There was no impact from the Company’s adoption of this guidance.

Item 8.

Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, including the notes thereto, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, attached to this Annual Report on Form 10-K as a separate section beginning on Page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 24, 2011, Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") was appointed as the registered independent public accountant for Regeneca, Inc. (the “Registrant”), a Nevada corporation. On August 24, 2011, M&K CPAS, PLLC (“MKC”) was dismissed as the registered independent public accountant for the Registrant. The decisions to appoint Squar Milner and dismiss MKC were approved by the Board of Directors of the Registrant on August 24, 2011.

During the fiscal years ended December 31, 2009 and 2008 and the subsequent interim period up through the date of dismissal, there were no disagreements with MKC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MKC, would have caused MKC to make reference thereto in its report on the Registrant’s consolidated financial statements for such years. Further, there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-K occurring within the Registrant's aforementioned fiscal years or the subsequent interim period up through the date of dismissal.

Except as described below, MKC’s report on the Registrant’s December 31, 2009 and 2008 consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

The audit report of MKC on the consolidated financial statements of the Registrant as of December 31, 2009, which audit report also includes the consolidated financial statements as of December 31, 2008, contained a separate paragraph stating:

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

During the Registrant's aforementioned fiscal years and the subsequent interim period up through the date of engagement of Squar Milner, except as described below neither the Registrant nor anyone on its behalf consulted Squar Milner regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements. Further, except as described below, Squar Milner has not provided written or oral advice to the Registrant that Squar Milner concluded was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue.

Prior to the Registrant consummating its merger with Ethos Environmental, Inc. on December 31, 2010 (which was reported in the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 5, 2011), management consulted with Squar Milner as to the following:

1.

Accounting for such transaction,

2.

The related financial reporting requirements,

3.

Which financial statements (for both entities) must be filed with the SEC, and

4.

The types and due dates of such filings.

The Registrant provided a copy of the foregoing disclosures to Squar Milner prior to filing this Report and requested that Squar Milner furnish it with a letter addressed to the SEC stating whether or not it agrees with the statements in the preceding two paragraphs. Squar Milner has declined to provide a letter to the SEC on the basis that it has no disagreements with such statements.

The Registrant provided a copy of the foregoing disclosures to MKC prior to filing this Report and requested that MKC furnish it with a letter addressed to the SEC stating whether or not it agrees with the statements in this Report. This letter was filed with the SEC on form 8-K/A on September 20, 2011.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that this information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

Management’s Report on Internal Control over Financial Reporting

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective based on the material weakness indicated below:

•

We lack segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

Our plan to remediate this material weakness, subject to monetary constraints, is to hire additional personnel and/or utilize outside consultants to provide an acceptable level of segregation of duties.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision in the Dodd-Frank Financial Reform Act that exempts public companies with market capitalization not exceeding $75 million from having to comply with that provision of the Sarbanes-Oxley Act.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

No information was required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2010 that was not so disclosed.

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

The following table sets forth certain information with respect to the directors and executive officers of the Company as of December 31, 2010, based on information furnished by such persons:

			Director or
Name	Principal Occupation or Employment	Age	Officer Since
Matthew Nicosia	Director of the Company;	36	2010
	CEO and Chairman

Adam Vincent Gilmer(1)	Director of the Company;	42	2010
	President

Daniel Kerker	Chief Financial Officer	37	2010

James C. Short	Director of the Company;	37	2010
	Chief Relations Officer

Francis Chen(2)	Director of the Company	61	2010

Jan Hall(2)	Director of the Company	48	2010

____________________

(1)

Effective as of August 19, 2011, Mr. Gilmer was terminated as President of the Company. Pursuant to Mr. Gilmer’s employment agreement with the Company, any termination of employment is deemed a voluntary resignation from our Board of Directors. Accordingly, Mr. Gilmer no longer is a director or officer of the Company.

(2)

Resigned effective as of May 6, 2011.

All officers of the Company serve at the discretion of the Board of Directors.

Mr. Nicosia, as of June 2010, is the current Chairman and CEO of the Company. Mr. Nicosia, additionally, is Executive Chairman of Vivakor, Inc., a publicly held biotechnology company since November, 2006. From 2000 to 2007, before joining Vivakor, Inc. as Executive Chairman of the Board, Mr. Nicosia was the founder and Chief Executive Officer and served as a director of Dermacia, Inc., a skincare company selling to medical professionals and to the mass market via infomercials and web sales. While founding Dermacia, Inc., in 2002, Mr. Nicosia, co-founded Quantum Sphere, Inc., a green energy company and served as a director until 2004. Mr. Nicosia also currently sits on the Board of Directors and is a principal of Integrity, Equity and is a director of several private companies. Mr. Nicosia received his Bachelor of Arts degree from Brigham Young University and an MBA degree from Pepperdine University.

Mr. Gilmer has over 20 years of direct sales MLM experience. He is considered an expert with store Buyers, PR, TV, Social Media and branding. At Clone Energy Drink and at Active Life, Inc., Mr. Gilmer oversaw logistics, merchandising and managed distribution, directing staff, public relations, and made TV appearances  implementing  product launches, like  “New Level of Living” as seen on TV morning shows. He was CEO/Founder of Travelogia - a technology search engine for the travel industry and was acquired by investors through Merrill Lynch. Adam attended Damelin College in South Africa where he completed his business studies and holds his 2nd degree black belt in Kung-Fu from the Shaolin Martial Arts Temple.

Mr. Kerker is a professional with 15 years experience in finance and accounting. Most recently, he was the Director of Finance at Anheuser-Busch Sales of Los Angeles, an Anheuser-Busch-owned distributor with over $200 million in annual sales. Mr. Kerker earned a Bachelors of Science in Finance from California State University, Northridge and an MBA in Finance from UCLA’s Anderson School of Management, where he was a Harold M. Williams Fellow for graduating at the top of his class and won the J. Fred Preston Award for Achievement in Finance.

Mr. Short earned his undergraduate degree from the Ohio State University, Columbus, Ohio, Spring 1996. Mr. Short has a strong background in building businesses. A former executive in the skin care field, he was most recently the Senior Vice President of sales and marketing for a Southern California based skin care company, Medici Biotech. He oversaw the company’s sales growth from $10,000 in monthly sales to $150,000 per month in less than two years. Mr. Short also had 10 years in the telecom industry with tremendous success. He received presidents club and many other awards monthly, quarterly and annually.

Dr. Chen is a co-founder and Chairman of Pacific Advantage International - a marketing and sales support organization that assists US and European information technology companies to establish sales and distribution channels in Asia-Pacific. He also is vice chairman at W.I. Harper, a venture capital firm operating in the US, China and Taiwan. Dr. Chen also serves on the board of directors of Solar Power, Inc. He brings over 20 years of top-level management experience in the healthcare industry, having held positions at Becton-Dickinson, Baxter Healthcare and Hygeia Sciences/Tambrands among others. Dr. Chen earned his Ph.D. in immunology from Harvard University and holds an M.S. and a B.S. in chemistry from Tufts University.

Mrs. Hall has over 25 years of business experience. She has held positions in Sales, Marketing, General Management and Consulting in the UK and the U.S. across multiple categories including skin care, personal care, OTC medicines (Dermatology, Upper Respiratory, Gastro Intestinal, Analgesics, Natural Medicines) nutritionals, food and beverages. She has worked for United Biscuits, Cadbury Schweppes, SmithKline Beecham (now Glaxo SmithKline) and The Coca-Cola Company in the UK. She has worked for The Coca-Cola Company, Neutrogena Corporation (a division of Johnson & Johnson) and several start-up companies in the U.S. She is currently on the Board of Directors of Outside Labs. Mrs. Hall holds a degree in History and a subsidiary in Politics from Leeds University in the UK.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, during the past 10 years, no event specified in Item 401(f) of Regulation S-K occurred with respect to a present or former director or executive officer of the Company.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to our principal executive officer and principal financial officer. Our Code of Ethics was filed with the SEC on April 15, 2009 as part of our Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2010.

Item 11.

Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth certain information concerning compensation for services rendered in all capacities during our last two fiscal years awarded to, earned by or paid to our Chief Executive Officer and our other two highest paid executive officers during the last fiscal year (the Named Executives) for the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total Compensation
Matthew Nicosia	2010	$-	$-	$-	$-		$-
CEO and Chairman	2009	-	-	-	-		-

Adam Vincent Gilmer	2010	$4,500	$-	$-	$500,000	(1)	$504,500
President	2009	-	-	-	-		-

Daniel Kerker	2010	$5,000	$-	$-	$-		$5,000
Chief Financial Officer	2009	-	-	-	-		-
(1) Stock-based compensation – Granted 10,000,000 Pre-Merger shares valued at $0.05 per share

We entered into an employment agreement with Matthew Nicosia, our Chief Executive Officer. Mr. Nicosia is required to perform the duties and function of his office and capacity under the supervisory authority of our Board of Directors. The employment agreement provides for an initial term of two years (commencing on December 31, 2010) and automatic one-year renewals thereafter, unless the agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Nicosia receives a base salary in the amount of $275,000 per annum, subject to such adjustments as our Board of Directors may approve from time to time. Mr. Nicosia is entitled to a sales bonus of one percent of total sales payable monthly. Mr. Nicosia also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that the Company may furnish to other management personnel or employees generally. The agreement further provides that Mr. Nicosia is entitled to 30 vacation days and reimbursement of all reasonable expenses incurred in connection with the performance of his duties under the agreement.

We may terminate the employment agreement with Mr. Nicosia for cause or by reason of his death or disability. Mr. Nicosia may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death or disability, the Company will be required to pay to Mr. Nicosia or his spouse, heirs or representatives a severance amount equal to 12 months’ base salary plus all reimbursable expenses incurred through the date of termination. If we terminate the employment agreement for cause or if Mr. Nicosia terminates the agreement other than for good reason, Mr. Nicosia will be entitled to the base salary earned and reimbursable expenses incurred through the date of termination. If Mr. Nicosia terminates the employment agreement for good reason or if we terminate the employment agreement for any reason not specified above, Mr. Nicosia will be entitled to remaining base salary otherwise payable during the initial term and expenses incurred through the date of termination.

Under the terms of the employment agreement with Mr. Nicosia, we are required to purchase directors’ and officers’ liability insurance if we provide such insurance to our other executives and such insurance is available at commercially reasonable rates. If the Company merges with or is acquired by another company, the acquiring company will be required to assume our rights and obligations under the employment agreement with Mr. Nicosia.

We entered into an employment agreement with Adam Vincent Gilmer, our President. Mr. Gilmer was required to perform the duties and function of his office and capacity under the supervisory authority of our Board of Directors. The employment agreement provided for an initial term of two years (commenced on December 31, 2010) and automatic one-year renewals thereafter, unless the agreement was terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Gilmer received a base salary in the amount of $270,000 per annum, subject to such adjustments as our Board of Directors may approve from time to time. Mr. Gilmer was entitled to a sales bonus of one percent of total sales payable monthly. Mr. Gilmer also was entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that the Company may furnish to other management personnel or employees generally. The agreement further provided that Mr. Gilmer was entitled to 30 vacation days and reimbursement of all reasonable expenses incurred in connection with the performance of his duties under the agreement.

Effective August 19, 2011, the Board of Directors terminated Adam Vincent Gilmer as President of the Company. The role of President and CEO was combined and Matt Nicosia, the Company’s CEO, assumed the duties of President. Pursuant to the Employment Agreement with Mr. Gilmer, any termination of employment is also deemed to be a voluntary resignation from the Board of Directors. As a result of the termination, one vacancy was created on the Board of Directors.

We entered into an employment agreement with James C. Short, our Chief Relations Officer. Mr. Short is required to perform the duties and function of his office and capacity under the supervisory authority of our Board of Directors. The employment agreement provides for an initial term of two years (commencing on December 31, 2010) and automatic one-year renewals thereafter, unless the agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Short receives a base salary in the amount of $120,000 per annum, subject to such adjustments as our Board of Directors may approve from time to time. Mr. Short is entitled to a sales bonus of one percent of total sales payable monthly. Mr. Short also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that the Company may furnish to other management personnel or employees generally. The agreement further provides that Mr. Short is entitled to 30 vacation days and reimbursement of all reasonable expenses incurred in connection with the performance of his duties under the agreement.

We may terminate the employment agreement with Mr. Short for cause or by reason of his death or disability. Mr. Short may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death or disability, the Company will be required to pay to Mr. Short or his spouse, heirs or representatives a severance amount equal to 12 months’ base salary plus all reimbursable expenses incurred through the date of termination. If we terminate the employment agreement for cause or if Mr. Short terminates the agreement other than for good reason, Mr. Short will be entitled to the base salary earned and reimbursable expenses incurred through the date of termination. If Mr. Short terminates the employment agreement for good reason or if we terminate the employment agreement for any reason not specified above, Mr. Short will be entitled to remaining base salary otherwise payable during the initial term and expenses incurred through the date of termination.

Under the terms of the employment agreement with Mr. Short, we are required to purchase directors’ and officers’ liability insurance if we provide such insurance to our other executives and such insurance is available at commercially reasonable rates. If the Company merges with or is acquired by another company, the acquiring company will be required to assume our rights and obligations under the employment agreement with Mr. Short.

We entered into an employment agreement with Daniel Kerker, our Chief Financial Officer. Mr. Kerker is required to perform the duties and function of his office and capacity under the supervisory authority of our Board of Directors. Employment under the agreement is at will. Under the terms of the employment agreement, Mr. Kerker receives a base salary in the amount of $220,000 per annum, subject to such adjustments as our Board of Directors may approve from time to time. Mr. Kerker is entitled to a sales bonus of one quarter of one percent (0.25%) of total sales payable monthly. Mr. Kerker was also granted 5,000,000 options under the 2010 Incentive Plan which will vest over two years. Mr. Kerker also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that the Company may furnish to other management personnel or employees generally. The agreement further provides that Mr. Kerker is entitled to 15 vacation days and reimbursement of all reasonable expenses incurred in connection with the performance of his duties under the agreement.

Under the terms of the employment agreement with Mr. Kerker, we are required to purchase directors’ and officers’ liability insurance if we provide such insurance to our other executives and such insurance is available at commercially reasonable rates. If the Company merges with or is acquired by another company, the acquiring company will be required to assume our rights and obligations under the employment agreement with Mr. Kerker.

Outstanding Equity Awards at Fiscal Year-End

We adopted our 2010 Incentive Plan in December 2010. Directors, officers, employees and consultants are eligible to receive awards under the plan. The following is a summary of the sole award made to an officer under the plan.

Outstanding Equity Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Daniel Kerker	--	--	5,000,000	$0.025	12/31/2020

Compensation of Directors

Our directors currently do not receive any cash compensation for service on our Board of Directors or any committee thereof, but they may be reimbursed for certain expenses in connection with attendance at meetings of our Board of Directors and committees thereof. From time to time, we may grant to our directors options to purchase shares of our common stock and provide them with other incentive-based forms of compensation payable in our company’s securities. At the date of this Annual Report on Form 10-K, no options to purchase shares of our common stock were outstanding.

On June 15, 2010, Matthew Nicosia was granted 15,000,000 pre-Merger shares of common stock as compensation for service on our Board of Directors. Five million (5,000,000) shares vested upon signing with the remaining ten million (10,000,000) shares vesting over 24 months. Upon closing of the Merger, all unvested shares were vested.

On June 15, 2010, Francis Chen was granted 15,000,000 pre-Merger shares of common stock as compensation for service on our Board of Directors. Five million (5,000,000) shares vested upon signing with the remaining ten million (10,000,000) shares vesting over 24 months. Upon closing of the Merger, all unvested shares were vested.

On June 15, 2010, Jan Hall was granted 5,000,000 pre-Merger shares of common stock as compensation for service on our Board of Directors, vesting over 24 months. Upon closing of the Merger, all unvested shares were vested.

Indemnification of Directors and Officers

Our Articles of Incorporation contain provisions that eliminate the personal liability of our directors and officers to the fullest extent permitted by Nevada law. Our Articles of Incorporation and Bylaws authorize us to provide indemnification to our directors and officers and persons who are or were serving at our request as a director, officer, manager or trustee of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise to the fullest extent permitted by Nevada law. Our Articles of Incorporation and Bylaws also authorize us, by action of our Board of Directors, to provide indemnification to employees and agents of the Company and persons who are serving or did serve at our request as an employee or agent of another corporation or of a partnership, limited liability company, joint venture, trust or other enterprise with the same scope and effect as provided to our directors and officers as described above. We have not entered into any indemnification agreement with any of our directors or officers.

We anticipate obtaining director and officer liability insurance with respect to possible director and officer liabilities arising out of certain matters, including matters arising under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to provisions of our Articles of Incorporation or Bylaws, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Audit, Compensation and Nominating Committees

Our shares of common stock are currently trading on the OTC Pink, which does not require companies to maintain audit, compensation or nominating committees. Considering the fact that we are an early stage company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by our entire Board of Directors, which currently consists of five members, none of whom was considered independent as of December 31, 2010.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 21, 2011, information concerning ownership of the Company’s securities by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person known to the Company to be the beneficial owner of more than five percent (5%) of each class of the Company’s capital stock.

The number and percentage of shares beneficially owned includes shares as to which the named person has sole or shared voting power or investment power and shares that the named person has the right to acquire within 60 days.

NAME AND ADDRESS OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP OF SHARES OF COMMON STOCK	PERCENTAGE OF CLASS

Matthew Nicosia c/o Regeneca, Inc. 1 Technology, Suite C-515 Irvine, CA 92618	78,108,893[1]	7.74%
Francis Chen c/o Regeneca, Inc. 1 Technology, Suite C-515 Irvine, CA 92618	50,206,357	4.98%
James C. Short c/o Regeneca, Inc. 1 Technology, Suite C-515 Irvine, CA 92618	105,451,807[2]	10.45%
Adam Vincent Gilmer c/o Regeneca, Inc. 1 Technology, Suite C-515 Irvine, CA 92618	36,916,438	3.66%
Jan Hall c/o Regeneca, Inc. 1 Technology, Suite C-515 Irvine, CA 92618	18,458,219	1.83%
Daniel R. Kerker c/o Regeneca, Inc. 1 Technology, Suite C-515 Irvine, CA 92618	-0-	0.0%
GreenBridge Capital Partners IV, LLP 20130 Via Cellini Porter Ranch, CA 91326	181,513,956	17.99%
MKM Opportunity Master Fund Limited 1515 Broadway, 11th Floor New York, NY 10036	84,212,589	8.35%
IME Capital LLC c/o Regeneca, Inc. 1 Technology, Suite C-515 Irvine, CA 92618	59,989,212	5.95%
All directors and executive officers, as a group (6 persons)	289,141,714	28.66%

1.

Includes 36,916,438 shares and 18,458,219 shares held in two family trusts over which Mr. Nicosia shares voting and dispositive power. Also includes 22,734,236 shares held by Vivakor, Inc., of which Mr. Nicosia is the CEO. Mr. Nicosia disclaims beneficial ownership of all shares held by Vivakor, Inc.

2.

Includes 369,165 shares held as a joint tenant with Mr. Short’s spouse. Also includes 8,176,992 shares held by S&G Global Consulting Corp., of which Mr. Short is a director and an officer. Mr. Short disclaims beneficial ownership of all shares held by S&G Global Consulting Corp. Also includes 59,989,212 shares held by IME Capital LLC, of which Mr. Short is the Manager. Mr. Short disclaims beneficial ownership of all shares held by IME Capital LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

2010 Stock Incentive Plan

Effective as of December 31, 2010, our Board of Directors adopted the Company’s 2010 Incentive Plan (which later was amended by our Board of Directors effective as of January 20, 2011) (the “2010 Incentive Plan”). The 2010 Incentive Plan reserves 242,000,000 shares of our common stock for issuance in connection with stock options, stock awards and other equity-based awards. The description set forth below summarizes the principal terms and conditions of the 2010 Incentive Plan, does not purport to be complete and is qualified in its entirety by reference to the 2010 Incentive Plan, a copy of which is an Exhibit to our Definitive Information Statement on Schedule 14C filed with the SEC on May 24, 2011. As of December 31, 2010, there were 30,000,000 shares subject to varying vesting periods granted under employment contracts with four employees. The 2010 Incentive Plan was approved by stockholders of the Company by written consent effective as of February 15, 2011. See our Definitive Information Statement on Schedule 14C filed with the SEC on May 24, 2011.

General. The primary objectives of the 2010 Incentive Plan are to:

•

attract and retain selected key employees, consultants and directors;

•

encourage their commitment;

•

motivate superior performance;

•

facilitate attainment of ownership interests in the Company;

•

align personal interests with those of our stockholders; and

•

enable them to share in the long-term growth and success of the Company.

Shares Subject to 2010 Incentive Plan. The number of shares of our common stock reserved under the 2010 Incentive Plan is 242,000,000. The number of shares available under both the 2010 Incentive Plan and outstanding incentive awards are subject to adjustments to prevent enlargement or dilution of rights resulting from stock dividends, stock splits, recapitalization or similar transactions, or resulting from a change in applicable laws or other circumstances.

Administration. The 2010 Incentive Plan is administered by a committee, which is appointed by our Board of Directors, and which consists of not less than one director or, if the Company is a publicly held corporation (as defined in the 2010 Incentive Plan), two directors, each of whom (i) fulfills the “non-employee director” requirements of Rule 16b-3 under the Securities Exchange Act of 1934, (ii) is certified by our Board of Directors as an independent director and (iii) fulfills the “outside director” requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations and other authority promulgated thereunder by the appropriate governmental authority (collectively, the “Code”). Notwithstanding the foregoing, the committee will consist of our entire Board of Directors before the time a committee has been established by our Board of Directors and with respect to any proposed grant of an incentive award for an outside director.

The committee is authorized to, among other things, select grantees under the 2010 Incentive Plan and determine the size, duration and type, as well as terms and conditions (which need not be identical) of each incentive award. The committee also construes and interprets the 2010 Incentive Plan and all related incentive agreements. All determinations and decisions of the committee are final, conclusive and binding on all parties. We have agreed to indemnify members of the committee against any damage, loss, liability, cost or expense arising in connection with any claim, action, suit or proceeding by reason of any action taken or failure to act under the 2010 Incentive Plan (including such indemnification for a person’s own sole concurrent negligence or strict liability), except for any such act or omission constituting willful misconduct or gross negligence.

Eligibility. Our employees, consultants and outside directors are eligible to participate in the 2010 Incentive Plan as determined by the committee.

Types of Incentive Awards. Under the 2010 Incentive Plan, the committee may grant incentive awards that may be any of the following:

•

incentive stock options as defined in Section 422 of the Code;

•

“nonstatutory” stock options;

•

stock appreciation rights;

•

shares of restricted stock;

•

performance units and performance shares;

•

other stock-based awards; and

•

supplemental payments dedicated to the payment of income taxes.

Incentive stock options and nonstatutory stock options together are called “options.” The terms of each incentive award will be reflected in an incentive agreement between us and the grantee.

Options. Generally, options must be exercised within five or 10 years of the grant date. Incentive stock options may only be granted to employees, and the exercise price of each incentive stock option or nonstatutory stock option may not be less than 100% of the fair market value of a share of our common stock on the date of grant. To the extent that the aggregate fair market value of shares of our common stock with respect to which incentive stock options are exercisable for the first time by any employee during any calendar year exceeds $100,000, such options must be treated as nonstatutory stock options. The exercise price of each option is payable in cash or, in the committee’s discretion, by the delivery of shares of our common stock owned by the optionee, or by withholding shares that otherwise would be acquired upon the exercise of the option, or by any combination of the two. The committee has the authority not to permit options to be exercised by the delivery of shares to the extent deemed appropriate to avoid adverse accounting consequences.

Stock Appreciation Rights. Generally, stock appreciation rights must be exercised within 10 years of the grant date. Upon exercise of a stock appreciation right, the holder will receive cash, shares of our common stock or a combination of the two, as specified in the related incentive agreement, the aggregate value of which equals the amount by which the fair market value per share of our common stock on the date of exercise exceeds the exercise price of the stock appreciation right, multiplied by the number of shares underlying the exercised portion of the stock appreciation right. A stock appreciation right may be granted in tandem with or granted independently of a nonstatutory stock option. Stock appreciation rights will be subject to such terms and conditions as determined by the committee and specified in the incentive agreement.

Restricted Stock. Restricted stock may be subject to substantial risk of forfeiture, a restriction on transferability or rights of repurchase or first refusal in the Company, as determined by the committee and specified in the incentive agreement. Unless otherwise specified in the incentive agreement, during the period of restriction a grantee will have all other rights of a stockholder, including the right to vote the shares and receive the dividends paid thereon.

Performance Units and Performance Shares. Performance units and performance shares may be granted to employees and consultants. For each performance period, the committee will establish specific financial or non-financial performance criteria, the number of performance units or performance shares and their contingent values, which values may vary depending on the degree to which such objectives are met. The committee may establish performance goals applicable to performance shares or performance units based upon criteria in one or more of the following categories: (i) performance of the Company as a whole, (ii) performance of a segment of the Company’s business and (iii) individual performance. The performance criteria may differ among grantees. The performance criteria need not be based on an increase or positive result and may include, for example, maintaining the status quo or limiting economic loss.

Other Stock-Based Awards. Other stock-based awards are awards denominated or payable in, valued in whole or in part by reference to, shares of our common stock. The committee may determine the terms and conditions of other stock-based awards, provided that, in general, the amount of consideration to be received by us will be either no consideration other than services rendered (in the case of the issuance of shares) or, in the case of an award in the nature of a purchase right, consideration (other than services rendered) at least equal to 50% of the fair market value of the shares covered by such grant on the grant date. To the extent that the Company is a publicly held corporation and that a stock appreciation right is intended to qualify for the performance-based exception or to the extent it is intended to be exempt from Section 409A of the Code, the exercise price per share of our common stock may not be less than 100% of fair market value of a share of our common stock on the date of the grant of the stock appreciation right. Payment or settlement of other stock-based awards will be in shares of our common stock or in other consideration as specified by the committee in the incentive agreement.

Supplemental Payments for Taxes. The committee may grant, in connection with an incentive award (except for incentive stock options), a supplemental payment in an amount not to exceed the amount necessary to pay the federal and state income taxes payable by a grantee with respect to the incentive award and the receipt of such supplemental payment.

Termination of Employment and Change in Control. Except as provided in the applicable incentive agreement, if the grantee’s employment or other service with us is terminated other than due to his death, disability, retirement or for cause, then his then vested incentive awards remain exercisable for 90 days after such termination. If his termination is due to disability or death, then his vested incentive awards remain exercisable for one year following such termination. Upon his retirement, his vested incentive awards remain exercisable for six months, except for incentive stock options, which by statute may remain exercisable for only up to three months. Upon a termination for cause, all outstanding incentive awards, whether or not vested, expire at the opening of business on the date of such termination. If we undergo a “change in control,” all restrictions on restricted stock and other stock-based awards will be deemed satisfied, all outstanding options and stock appreciation rights become immediately exercisable, and all of the performance shares and performance units and other stock-based awards become fully vested and deemed earned in full. These provisions could in some circumstances have the effect of an “anti-takeover” defense because they could make a takeover more expensive.

Incentive Awards Nontransferable. No incentive award may be assigned, sold or otherwise transferred by a grantee, other than by will or by the laws of descent and distribution, or be subject to any encumbrance, pledge, lien, assignment or charge. An incentive award may be exercised during the grantee’s lifetime only by the grantee or the grantee’s legal guardian. However, in the discretion of the committee, the incentive agreement for a nonstatutory stock option may provide that the nonstatutory stock option is transferable to immediate family. The 2010 Incentive Plan contains provisions permitting such a transfer if approved by the committee and included in the incentive agreement.

Amendment and Termination. Our Board of Directors may amend or terminate the 2010 Incentive Plan at any time, subject to all necessary regulatory and stockholder approvals. No termination or amendment of the 2010 Incentive Plan will adversely affect in any material way any outstanding incentive award previously granted to a grantee without his consent.

Distributor Stock Incentive Plan

Effective as of December 31, 2010, our Board of Directors adopted the Company’s Distributor Stock Incentive Plan (the “Distributor Stock Incentive Plan”). The Distributor Stock Incentive Plan covers an aggregate of 50,000,000 shares of our common stock. The description set forth below summarizes the principal terms and conditions of the Distributor Stock Incentive Plan, does not purport to be complete and is qualified in its entirety by reference to the Distributor Stock Incentive Plan, a copy of which is an Exhibit to our Definitive Information Statement on Schedule 14C filed with the SEC on May 24, 2011. The Distributor Stock Incentive Plan was approved by stockholders of the Company by written consent effective as of February 15, 2011. See our Definitive Information Statement on Schedule 14C filed with the SEC on May 24, 2011.

The Distributor Stock Incentive Plan provides for the payment of compensation to distributors of the Company’s products in shares of our common stock. Officers, directors and any person beneficially owning at least 10% of any class of Company securities cannot participate in the Distributor Stock Incentive Plan and shall not receive awards or rights under the Distributor Stock Incentive Plan.

Under the Distributor Stock Incentive Plan, distributors of the Company’s products may be granted rights to purchase or acquire or receive (including direct awards) up to an aggregate of 50,000,000 shares of our common stock, which, as of December 31, 2010, the Company issued to the Distributor Stock Incentive Trust (the “Trust”). The Trust is the current record holder of such 50,000,000 shares. The current trustee of the Trust (the “Trustee”) is Christopher A. Wilson, Esq., a partner in the law firm of Wilson, Haglund & Paulsen, P.C., the Company’s outside securities legal counsel. Mr. Wilson is not eligible to participate in the Distributor Stock Incentive Plan and will not receive any award or rights under the Distributor Stock Incentive Plan. As of December 20, 2011, no shares have been issued from the Trust.

All shares granted under the Distributor Stock Incentive Plan (including direct awards of shares) will have and be subject to the terms and conditions set forth in the Distributor Stock Incentive Plan and the respective agreements governing such shares. Shares under the Distributor Stock Incentive Plan may (but need not) be subject to various vesting schedules, as established from time to time by guidelines for the Company’s Distributor Program. If shares awarded under the Distributor Stock Incentive Plan do not vest, then the shares will become available again for award under the Distributor Stock Incentive Plan. At the date of this Annual Report on Form 10-K, no shares have been awarded under the Distributor Stock Incentive Plan to any person.

The Trustee is authorized under the Distributor Stock Incentive Plan to determine the terms and conditions of each right (including direct awards of shares) granted under the Distributor Stock Incentive Plan. The Trustee also is authorized under the Distributor Stock Incentive Plan to award or sell shares of our common stock reserved under the Distributor Stock Incentive Plan pursuant to a stock award agreement or a stock purchase agreement. Every such award or sale will be subject to all applicable terms and conditions of the Distributor Stock Incentive Plan and may be subject to other terms and conditions that are not inconsistent with the Distributor Stock Incentive Plan and that the Trustee deems appropriate for inclusion in such stock award agreement or stock purchase agreement. The provisions of such stock award agreements and/or stock purchase agreements entered into under the Distributor Stock Incentive Plan need not be identical.

Under the Distributor Stock Incentive Plan, the Trustee may determine at the time of making an award thereunder or thereafter that such award will become fully vested in the event that the Company is a party to a merger or reorganization or other transaction that constitutes a “Change in Control” as defined in the Distributor Stock Incentive Plan.

Our Board of Directors may not amend the Distributor Stock Incentive Plan except with the approval of the Company’s stockholders. Any amendment of the Distributor Stock Incentive Plan will not affect shares previously issued or any award previously granted under the Distributor Stock Incentive Plan.

The Distributor Stock Incentive Plan will terminate automatically 10 years after its adoption by our Board of Directors; provided, however, that our Board of Directors, in its sole discretion, may terminate the Distributor Stock Incentive Plan at any time. The Trustee will not be able to grant rights to acquire or receive (including direct awards of) shares under the Distributor Stock Incentive Plan after it has terminated, except upon exercise of rights that were granted by the Trustee before the date of termination of the Distributor Stock Incentive Plan in accordance with its terms.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plans approved by security holders
2010 Stock Incentive Plan (1)	30,000,000	$0.025	212,000,000
Distributor stock incentive plan (1)	None	Not Applicable	50,000,000
Plans not approved by security holders	None	Not Applicable	None

(1) Represents plans approved by stockholders on February 15, 2011, effective as of December 31, 2010.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

With respect to the transaction described below, we believe that the terms of such transaction were no less favorable to us than could have been obtained from unaffiliated third parties.

The Company received advances from IME Capital LLC, of which James C. Short is the Manager, to cover general operating expenses in 2009 and 2010 totaling approximately $172,000. The Company has not reimbursed these advances through the date of this report.

Director Independence

As of December 31, 2010, our independent directors were Francis Chen and Jan Hall. Since our common stock is not listed on any national securities exchange or other market, we are not subject to the independent director and audit committee membership rules of such exchanges. However, for purposes of determining director independence, we use the standards set forth by the American Stock Exchange. In accordance with the American Stock Exchange rules, a director is considered independent if such service as an interim executive officer was for a period of less than one year. We also considered the related party transactions set forth above to the extent such transactions involved any of our independent directors, and believe that such transactions do not prevent the directors listed herein as independent from being considered independent.

Item 14.

Principal Accountant Fees and Services

The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for the fiscal years ended December 31, 2010 and 2009

	For the year ended December 31,
	2010	2009
Audit fees	$26,000	$12,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$26,000	$12,500

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the Board of Directors pre-approves all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the Board of Directors will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The Board of Directors may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full Board of Directors at its next scheduled meeting.

All services rendered by Squar, Milner, Peterson Miranda and Williamson for the years ended December 31, 2010 and 2009, were pre-approved in accordance with the policies and procedures described above.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

Financial Statements

See Item 8 of this Annual Report on Form 10-K.

Schedules

Not applicable.

Index to Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed with the SEC on May 24, 2011 as part of our Definitive Information Statement on Schedule 14C.
3.02	Amended and Restated Bylaws effective as of January 20, 2011	Filed herewith.
10.1	Agreement and Plan of Merger by and among Ethos Environmental, Inc., EEI Acquisition Corporation and Regeneca International, Inc. dated December 14, 2010	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.2	Employment Agreement with Matthew Nicosia	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.3	Employment Agreement with Adam Vincent Gilmer	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.4	Employment Agreement with James C. Short	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.5	Employment Agreement with Daniel Kerker	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on April 15, 2009 as part of our Annual Report on Form 10-K.
16.1	Letter from former independent public accountant for the registrant, M&K CPAS, PLLC, dated September 16, 2011	Filed with the SEC on September 20, 2011 as part of our Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 20th day of December 2011.

REGENECA, INC.

(registrant)

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

Signature	Position	Date
/s/ Matthew Nicosia Matthew Nicosia	Chief Executive Officer, President and Director (Principal Executive Officer)	December 20, 2011

/s/ Daniel Kerker Daniel Kerker	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 20, 2011

/s/ Christopher Wilson	Secretary	December 20, 2011
Christopher Wilson

/s/ James C. Short	Director	December 20, 2011
James C. Short

/s/ Dwight Baron	Director	December 20, 2011
Dwight Baron

/s/ Hector Sectzer	Director	December 20, 2011
Hector Sectzer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

 F-1

Consolidated Balance Sheets

 F-2

Consolidated Statements of Operations

 F-3

Consolidated Statements of Stockholders’ Equity (Deficit)

 F-4

Consolidated Statements of Cash Flows

 F-5

Notes to the Consolidated Financial Statements

 F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Regeneca, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Regeneca, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regeneca, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit of approximately $3.4 million at December 31, 2010, has negative cash flow from operations of approximately $262,000 for the year ended December 31, 2010, and has negative working capital at December 31, 2010. The Company’s ability to continue operations is predicated on its ability to raise additional capital and, ultimately, to achieve profitability.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, California

December 19, 2011

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

 Consolidated Balance Sheets

For the Years Ended December 31, 2010 and 2009

	2010	2009
ASSETS

Current assets
Cash	$216,476	$2,672
Accounts receivable	1,982	1,083
Inventory	129,541	13,133
Prepaid license fee	102,638	102,638
Other current assets	8,027	37,525
Total current assets	458,664	157,051

Prepaid license fee – long-term	96,568	199,207
Furniture and equipment, net	6,302	6,801

Total assets	$$61,534	$363,059

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable	$208,902	$4,298
Accrued liabilities	26,498	12,326
Convertible notes payable, net of discounts	204,717	-
Derivative liabilities	108,576	-
Advances payable to related parties	180,555	87,123
Total current liabilities	729,248	103,747

Commitments and contingencies (Note 7)

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized 824,444,037 and 152,539,852 shares issued and outstanding at December 31, 2010 and 2009, respectively	82,444	15,254
Additional paid-in capital	3,172,151	367,263
Accumulated deficit	(3,422,309)	(123,205)
Total stockholders’ (deficit) equity	(167,714)	259,312

Total liabilities and stockholders’ equity	$561,534	$363,059

The accompanying notes are an integral part of these consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

 Consolidated Statements of Operations

For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenue	$99,053	26,389
Cost of sales	25,780	3,053
Gross profit	73,273	23,336

Operating expenses
Depreciation and amortization	105,638	6,264
Selling, general and administrative	3,298,162	139,426
Total operating expenses	3,403,800	145,690

Total operating loss	(3,330,527)	(122,354)

Other (income) expense
Change in fair value of derivative liabilities	(37,717)	–
Interest expense	6,294	851
	(31,423)	851

Net loss before income taxes	(3,299,104)	(123,205)

Income taxes	–	–

Net loss	$(3,299,104)	$(123,205)

Net loss attributable to common stockholders per common share:
Basic and diluted	$(0.01)	$(0.00)
Weighted-average common shares outstanding:
Basic and diluted	267,021,669	123,687,133

The accompanying notes are an integral part of these consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

 Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Stockholders’ equity balance at inception – January 9, 2009	–	$–	$–	$–	$–
Issuance of common stock for services	115,571,523	11,557	44,249	–	55,806
Issuance of common stock for cash	14,234,093	1,423	17,373	–	18,796
Issuance of common stock for license	22,734,236	2,274	305,641	–	307,915
Net loss	–	–	–	(123,205)	(123,205)
Stockholders’ equity balance –December 31, 2009	152,539,852	$15,254	$367,263	$(123,205)	$259,312
Issuance of common stock for services	257,876,762	25,787	2,714,510	–	2,740,297
Issuance of common stock for cash	50,453	5	3,545	–	3,550
Issuance of common stock for conversion of convertible note payable	9,999,427	1,000	127,231	–	128,231
Issuance of common stock in connection with the merger	403,977,543	40,398	(40,398)	–	–
Net loss	–	–	–	(3,299,104)	(3,299,104)
Stockholders’ deficit balance–December 31, 2010	824,444,037	$82,444	$3,172,151	$(3,422,309)	$(167,714)

The accompanying notes are an integral part of these consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

 Consolidated Statements of Cash Flows

	For the year ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities
Net loss	$(3,299,104)	$(123,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,638	6,264
Change in estimated fair value of derivative liabilities	(37,717)	–
Amortization of debt discount	1,010	–
Fair value of stock issued for services	2,740,297	55,806
Fair value of stock issued for conversion of interest payable	3,231	–
Changes in operating assets and liabilities:
Accounts receivable	(899)	(1,083)
Inventories	(116,408)	(13,133)
Other current assets	29,498	(37,525)
Accounts payable	204,604	4,298
Accrued liabilities	14,172	12,326
Advances payable to related parties	93,432	87,123
Net cash used in operating activities	(262,246)	(9,129)

Cash flows from investing activities
Purchases of furniture and equipment	(2,500)	(6,995)
Net cash used in investing activities	(2,500)	(6,995)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	475,000	–
Net proceeds from sale of common stock for cash	3,550	18,796
Net cash provided by financing activities	478,550	18,796

Net increase in cash and cash equivalents	213,804	2,672

Cash – beginning of year	2,672	–

Cash – end of year	$216,476	$2,672

Supplemental disclosure of cash flow information
Interest paid during the year	$1,291	$135

Supplemental schedule of noncash investing and financing activities
Common stock issued in exchange for convertible note payable	$128,231	$–
Issuance of common stock in connection with prepaid license fee	$–	$307,915

The accompanying notes are an integral part of these consolidated financial statements.

REGENECA, INC.

(Formerly Known As Ethos Environmental, Inc.)

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

1.

Organization and Business

Regeneca International, Inc. was formed on January 9, 2009 in Nevada to create and commercialize a family of natural and organic compound infused products designed to help improve health. The Company currently conducts operations primarily in the United States using a Direct Response Network Marketing business model. Sales are made to the consumer through the Company’s website and by independent representatives.

The period from January 9, 2009 through December 31, 2009 is referred to as the year ended December 31, 2009 throughout these consolidated financial statements and notes thereto.

On December 31, 2010, Regeneca International, Inc. merged into a wholly-owned subsidiary of the Company (the “Merger”), and in which the Company issued to the former stockholders of Regeneca International, Inc.  420,466,494 shares of its common stock such that, immediately after the Merger, Regeneca International, Inc.’s former stockholders owned approximately 51% of the combined post-Merger entity. The Company subsequently changed its name from “Ethos Environmental, Inc.” to “Regeneca, Inc.”  The Merger was accounted for as a capital reorganization or a public shell “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of Regeneca, Inc. within the new capital structure of the Company.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has been engaged in obtaining financing, recruiting personnel, establishing office facilities and developing its sales and marketing strategy.

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed sales and marketing programs for the next twelve months. The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans and advances from current stockholders, future public and private debt and equity offerings and proceeds from product sales. In 2011 through the date of this report, the Company issued $2,992,500 in convertible notes payable and issued common stock for $150,000 in cash. However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Risks and Uncertainties

The Company’s research and development activities and the manufacturing and marketing of the Company’s products may be subject to the laws, regulations and guidelines, and, in some cases, regulatory approvals, of governmental authorities in the United States and other countries in which the Company’s products are or will be marketed. Specifically, in the United States, the Food and Drug Administration (the “FDA”) regulates, among other areas, new drug and cosmetic product approvals, over the counter drugs and clinical trials of new products and services to establish the proper labeling, safety and efficacy of these products and services and the accuracy of certain marketing claims.

On May 27, 2011, the Company received a warning letter from the FDA dated May 25, 2011 (the “Warning Letter”). The Warning Letter asserts that the FDA tested lots of the Company’s dietary supplement, “RegenErect”, and concluded that it contained a pharmaceutical ingredient and is, therefore, subject to regulation as a new prescription drug, requiring FDA approval before introduction and delivery. FDA lab analysis has confirmed the presence of Sulfoaildenafil, an analogue of Sildenafil, making these products unapproved new drugs. Sildenafil is an FDA-approved drug used as treatment for male Erectile Dysfunction (“ED”). The active drug ingredient is not listed on the label for these products.

According to the FDA, use of these products may pose a threat to consumers because the analogue may interact with nitrates found in some prescription drugs (such as nitroglycerin) and may lower blood pressure to dangerous levels. FDA has advised that consumers with diabetes, high blood pressure, high cholesterol, or heart disease often take nitrates. FDA has advised that ED is a common problem in men with these conditions, and consumers may seek these types of products to enhance sexual performance.

The FDA also asserts that, because it is a new prescription drug, RegenErect is misbranded as a dietary supplement, and that the advertising and promotional claims of the Company exceed the claims permitted for dietary supplements. The Warning Letter required the Company to respond within 15 days, disclosing the specific steps taken to correct the alleged violations. The Company responded to the Warning Letter and also undertook a voluntary national recall of certain lots of the Company’s “RegenErect” product.

If unresolved, the claims in the Warning Letter would have a substantial impact on the Company’s ability to market and sell RegenErect and would materially affect the business, operations and financial condition of the Company. However, the Company believes that it can adequately address all of the FDA’s concerns without a material impact on the Company’s business. Nonetheless, the Company cannot give any assurance that the FDA will be satisfied with the Company’s response or remedial plan and cannot estimate the date on which these concerns will be resolved, if ever.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

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

c)

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at December 31, 2010 and 2009.

d)

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no material concentrations of credit risk, nor is it a party to any financial instruments with material off-balance sheet risk. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company places its cash with major financial institutions. An allowance for uncollectible accounts receivable is provided, based on past experience and a specific analysis of the accounts. There was no allowance for doubtful accounts at December 31, 2010 or 2009.

e)

Inventory

Inventory is stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No such provision was recorded in 2010 or 2009.

f)

Prepaid License Fees

Prepaid license fees are capitalized and expensed over the term of the license agreement on a straight-line basis (see Note 4 for further information).

g)

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts receivable, accounts payable, accrued liabilities, notes payable, and advances payable all approximate their fair values due to their short-term maturities. Derivative liabilities recorded in connection with embedded conversion features of certain convertible notes payable are reported at their estimated fair value, with changes in fair value being reported in results of operations.

Because of the substantial initial debt discounts involved in the debt transactions discussed further in Note 5, management believes that it is not practicable to estimate the fair value of the remaining principal balance due under the Promissory Note at December 20, 2011 without incurring unreasonable costs. Furthermore, because of the scale of the discounts already recorded, management does not believe that an estimation of the fair value of the debt instruments would result in a materially different result than what the Company has already recorded. The fair value due of notes payable to related party are not determinable without unreasonable cost due to their related party nature.

h)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives of three years. At December 31, 2010 and 2009, furniture and equipment were $6,302 and $6,801, respectively, net of accumulated depreciation of $3,193 and $194, respectively. Betterments, renewals, and extraordinary repairs that extend the lives of the assets are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts, and the gain or loss on disposition is recognized in current operations.

i)

Impairment of Long-Lived Assets

Long-lived assets, which primarily consist of furniture and equipment, and prepaid license fees, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during 2010 or 2009.

j)

Revenue Recognition and Accounts Receivable

Sales primarily represent sales generated to consumers and independent representatives less any discounts and other deductions. The Company recognizes revenue upon delivery, when both title and the risks and rewards of ownership pass to the independent representatives. More specifically, the Company recognizes revenues when all of the following conditions exist:  a) persuasive evidence of an arrangement exists in the form of an accepted purchase order; b) delivery has occurred, based on shipping terms, or services have been rendered; c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order; and d) collectibility is reasonably assured.  The Company provides for an estimated allowance for sales returns based on historical product return experience. There was no such allowance at December 31, 2010 or 2009.

Other revenue represents shipping and handling fees billed to consumers and independent representatives.

l)

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs (see below); advertising; information technology; and other administrative costs, including finance, legal and human resource functions.

m)

Shipping and Handling

Shipping and handling costs are included in selling, general and administrative expenses, and are expensed as incurred and amounted to $14,350 in 2010 and $662 in 2009.

n)

Advertising

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred and amounted to $22,110 in 2010 and none in 2009.

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

p)

Derivative Instruments

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or liabilities in our consolidated financial statements.

The classification of a derivative instrument is reassessed at each reporting date.  If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured each reporting period (or upon classification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense.

q)

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). We measure the estimated fair value of the BCF in circumstances in which the conversion feature is not required to be separated from the host instrument and accounted for separately, and record that value in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes.

r)

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive. For all periods presented, the effects of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts. At December 31, 2010 and December 31, 2009, there were 30,000,000 and 0 options to acquire shares of common stock outstanding, respectively. At December 31, 2010, the total numbers of shares that were available to convertible note holders was 15,555,556.

s)

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based on the available evidence, it is more likely than not that the deferred tax assets will be realized.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes as it Pertains to Uncertain Tax Positions. ASC 740 requires that uncertain tax positions are evaluated in a two-step process, whereby 1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and 2) for those tax positions that meet the more likely than not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely to be realized upon ultimate settlement with the related tax authority. Management does not believe the Company had any uncertain tax positions at December 31, 2010 and 2009.

t)

Segments of Business

ASC 280-10, Segment Reporting requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment.

u)

Significant Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements amending ASC 820, Fair Value Measurements and Disclosures requiring additional disclosure and clarifying existing disclosure requirements about fair value measurements. ASU 2010-06 requires entities to provide fair value disclosures by each class of assets and liabilities, which may be a subset of assets and liabilities within a line item in the statement of financial position. The additional requirements also include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and separate presentation of purchases, sales, issuances and settlements of items within Level 3 of the fair value hierarchy. The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. There was no impact from the Company’s adoption of this guidance.

3.

Inventory

Inventory consists of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Packaging	$-	$777
Finished goods	129,541	12,356

Total	$29,541	$13,133

4.

License Agreement

In December 2009, the Company entered into a license agreement with Vivakor, Inc. (“Vivakor”), a publicly traded company and related party by way of common executive officers, whereby the Company has been granted exclusive worldwide distribution rights to Vivakor’s VivaBoost nutraceutical beverage in the direct-to-consumer market. The Company has agreed to purchase $5,000,000 in product over the initial thirty-six month term and, in the event specified purchase milestones are not met during the initial thirty-six month term, Vivakor has the option to modify or terminate the agreement upon 60 days notice. Upon execution of the license agreement, the Company issued to Vivakor 22,734,236 of its common shares, which were valued at $307,915 based on the current stock price of $0.05 per share at the time of the transaction and were recorded as a prepaid license fee. The prepaid license fee is being expensed on a straight-line basis over the initial thirty-six month term of the license agreement. As of and for the year ended December 31, 2010, the Company recognized amortization expense of $108,708, which decreased the carrying value of the license to a net total of $199,206.

5.

Convertible Notes Payable

In August and September 2010, the Company issued $125,000 of convertible promissory notes.  Under the terms of the note agreement, each note was due interest at 7% per annum, secured by the Company’s assets, due one year from the date of issuance, and convertible into common shares of the Company in the event of a financing at a fixed discount of 25% to the price per common stock issued in the next round of financing.  On December 29, 2010, the principal and accrued interest on the notes was converted into 9,999,427 common shares of the Company.

In December 2010, the Company issued $350,000 of convertible promissory notes. Under the terms of the note agreements, each note is due interest at 12% per annum, secured by the Company’s assets, due in two years from the date of issuance. The notes, along with any accrued interest, shall be convertible into common shares of the Company at the option of the note holder at the lesser of 1) $0.025 per share or 2) 90% of such common stock’s fair market value.. The notes contain "anti-dilution" protection, such that if the Company issues and sells common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. Under ASC 815, management determined that the embedded conversion feature is a derivative liability and recorded a debt discount of approximately $146,000 based on the estimated fair value of the derivative liability.  Such amount was determined based on a binomial lattice valuation model and is being amortized into interest expense  using the effective interest method over the term of the note.

Significant assumptions used in such valuation include:

Year ended December 31, 2010
Expected life	2 years
Estimated volatility	44.77%
Risk-free interest rate	0.61% – 0.64%
Expected dividends	None

At December 31, 2010, the Company has recognized interest expense of $1,010 related to such notes.

6.

Advances Payable to Related Parties

Advances payable to related parties are noninterest bearing and represent cash advances directly to the Company as well as Company expenditures that were paid for directly by the related parties on behalf of the Company for which the related parties have not been reimbursed. These advances are unsecured and came from directors and officers of the Company.

7.

Commitments and Contingencies

Operating Leases

The Company leases approximately 8,700 square feet of office space under a lease due to expire on April 30, 2016. Rent expense totaled $34,988 in 2010 and $28,199 in 2009.

As of December 31, 2010, the Company’s future annual minimum lease payments are as follows:

Amount
2011	$ 63,387
2012	90,448
2013	97,404
2014	102,624
Thereafter	145,452

$ 499,315

Legal

The Company may be involved from time to time in various claims, lawsuits, disputes with third parties, actions involving allegations or discrimination or breach of contracts actions incidental to the normal course of operations.  Other than what is disclosed below, the Company is currently not involved in any such litigation that management believes could have a material adverse effect on its financial position or results of operations.

The Company is presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In March 2009, a lawsuit was filed in the United States District Court, District of Utah, Central Division, against the Company by Republic Bank. The lawsuit alleged that the Company breached the terms of a Lease Agreement involving Mazuma Capital Corp. and the Company. Republic Bank sought monetary damages and return of certain equipment. On February 9, 2011, Summary Judgment was entered in favor of Republic Bank. Subsequently, the Company and Republic Bank finalized the terms of a settlement agreement during the 2nd quarter of 2011. The terms of the settlement are the forfeiture of the security deposit on the lease, the leased property, and payments totaling $200,000. The Company was indemnified by a group of stockholders against claims originating before the Merger, and as of December 1, 2011 such stockholders have paid approximately $150,000 and are obligated to make monthly payments of $8,791 per month per month for six more months. If not paid by such stockholders, the Company would still be obligated to pay Republic Bank and then pursue its claim for indemnification against the stockholders.

In March 2011, a lawsuit was filed in the Superior Court of California, County of San Diego, South County Division against the Company by Frederick Chorney. The lawsuit alleges that the Company breached the terms of a consulting agreement between the Company and Mr. Chorney. Mr. Chorney is seeking monetary damages in the amount of $150,000. Mr. Chorney has requested a jury trial which is currently in the discovery stage. The Company cannot provide assurances as to the outcome of this matter.

Employment Agreements

The Company entered into an employment agreement with Matthew Nicosia, Chief Executive Officer. Mr. Nicosia is required to perform the duties and function of his office and capacity under the supervisory authority of our Board of Directors. The employment agreement provides for an initial term of two years (commencing on December 31, 2010) and automatic one-year renewals thereafter, unless the agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Nicosia receives a base salary in the amount of $275,000 per annum, subject to such adjustments as our Board of Directors may approve from time to time. Mr. Nicosia is entitled to a sales bonus of one percent of total sales payable monthly. Mr. Nicosia also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that the Company may furnish to other management personnel or employees generally.

The Company may terminate the employment agreement with Mr. Nicosia for cause or by reason of his death or disability. Mr. Nicosia may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death or disability, the Company will be required to pay to Mr. Nicosia or his spouse, heirs or representatives a severance amount equal to 12 months’ base salary plus all reimbursable expenses incurred through the date of termination. If the Company terminates the employment agreement for cause or if Mr. Nicosia terminates the agreement other than for good reason, Mr. Nicosia will be entitled to the base salary earned and reimbursable expenses incurred through the date of termination. If Mr. Nicosia terminates the employment agreement for good reason or if we terminate the employment agreement for any reason not specified above, Mr. Nicosia will be entitled to remaining base salary otherwise payable during the initial term and expenses incurred through the date of termination.

The Company entered into an employment agreement with James C. Short, our Chief Relations Officer. Mr. Short is required to perform the duties and function of his office and capacity under the supervisory authority of our Board of Directors. The employment agreement provides for an initial term of two years (commencing on December 31, 2010) and automatic one-year renewals thereafter, unless the agreement is terminated by advance written notice of either party. Under the terms of the employment agreement, Mr. Short receives a base salary in the amount of $120,000 per annum, subject to such adjustments as our Board of Directors may approve from time to time. Mr. Short is entitled to a sales bonus of one percent of total sales payable monthly. Mr. Short also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that the Company may furnish to other management personnel or employees generally.

The Company may terminate the employment agreement with Mr. Short for cause or by reason of his death or disability. Mr. Short may terminate the employment agreement for any reason by advance written notice. If the employment agreement is terminated by reason of death or disability, the Company will be required to pay to Mr. Short or his spouse, heirs or representatives a severance amount equal to 12 months’ base salary plus all reimbursable expenses incurred through the date of termination. If we terminate the employment agreement for cause or if Mr. Short terminates the agreement other than for good reason, Mr. Short will be entitled to the base salary earned and reimbursable expenses incurred through the date of termination. If Mr. Short terminates the employment agreement for good reason or if we terminate the employment agreement for any reason not specified above, Mr. Short will be entitled to remaining base salary otherwise payable during the initial term and expenses incurred through the date of termination.

The Company also entered into an employment agreement with Daniel Kerker, our Chief Financial Officer. Mr. Kerker is required to perform the duties and function of his office and capacity under the supervisory authority of our Board of Directors. Employment under the agreement is at will. Under the terms of the employment agreement, Mr. Kerker receives a base salary in the amount of $220,000 per annum, subject to such adjustments as our Board of Directors may approve from time to time. Mr. Kerker is entitled to a sales bonus of one quarter of one percent (0.25%) of total sales payable monthly. Mr. Kerker was also granted 5,000,000 options under the 2010 Incentive Plan which will vest over two years. Mr. Kerker also is entitled to participate in and receive such other benefits and compensation (including, without limitation, any profit sharing or stock option plan) that the Company may furnish to other management personnel or employees generally.

8.

Equity Transactions

As discussed in Note 1, as of December 31, 2010, in connection with the Merger, the consolidated financial statements reported here reflect the operations of Regeneca, Inc. within the new capital structure of the Company. The holders of Regeneca, Inc. were issued 420,466,494 shares of the Company’s common stock such that, immediately after the Merger, Regeneca, Inc.’s former stockholders owned approximately 51% of the combined post-Merger entity. Holders of the Company’s stock held approximately 403,977,543 shares as of the date of the Merger. All share amounts in these consolidated financial statements are shown in their post-conversion quantities.

In 2010, the Company issued 50,453 shares of common stock for aggregate net cash proceeds of $3,550.

In 2010, the Company issued 257,876,762 shares of common stock for services valued at $2,740,297 based on current stock prices at time of issuance ranging from $.001 to $.05 per share.

In 2010, the Company issued 9,999,427 shares of common stock for conversion of principal and interest due on convertible debentures of $128,231.

9.

Stock Incentive Plan

On December 31, 2010, the Company adopted the 2010 Stock Incentive Plan, pursuant to which the Company is authorized to issue up to 20% of its outstanding shares of common stock to its employees, executives and consultants. On December 31, 2010, the Company issued certain employees, executives, and consultants 30,000,000 options to purchase Company common stock at $0.025 per share, with vesting ranging from 2 years to 3 years. At December 31, 2010, there were 212,000,000 shares available for future grants under the plan.

The grant date fair values of options granted during the year ended December 31, 2010 was $0.011 to $0.013 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

.

2010
Expected life	5.75 – 6 years
Estimated volatility	44.77% – 51.81%
Risk-free interest rate	2.01% – 2.36%
Dividends	None

The weighted average estimated fair value per share of the stock options at grant date was $0.01 during the year ended December 31, 2010. The expected life of options granted is based on the “simplified method” described in ASC 718-10 due to changes in the vesting terms and the contractual life of current option grants. Assumed volatility is based on the historical volatility of companies within the similar industry. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options.

The Company did not record compensation costs related to options granted during the year ended December 31, 2010 and total unrecognized compensation costs related to nonvested options as of December 31, 2010 amounted to approximately $370,000 and is expected to be recognized as follows:

Years ending December 31,
2011	$141,667
2012	141,667
2013	86,666

$370,000

Stock option activity during the year ended December 31, 2010 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2010	–	$–
Exercised	–	–
Granted	30,000,000	0.025
Forfeited	–	–
Expired	–	–
Options outstanding at December 31, 2010	30,000,000	$0.025

The following table summarizes information about the Company’s stock options outstanding under the 2010 Stock Plan as of December 31, 2010:

Outstanding Options
		Weighted Average			Exercisable Options
		Remaining	Weighted	Aggregate		Weighted
Range of		Contractual Life	Average	Intrinsic		Average	Aggregate
Exercise Prices	Number	(Years)	Exercise Price	Value	Number	Exercise Price	Intrinsic Value

$ 0.025	30,000,000	5.9	$0.025	$—	—	$—	$—

The aggregate intrinsic values set forth in the above table, which represent the total pre-tax intrinsic values, are based on the closing stock price of the Company’s common stock of $0.025 as of December 31, 2010, the last trading date prior to December 31, 2010, and assuming all the optionees had exercised their options as of that date. At December 31, 2010, there were no “in-the-money-options”.

10.

Income Taxes

The Company does not have significant income tax expense or benefit for the years ended December 31, 2010 and 2009. Tax net operating loss carryforwards have resulted in a deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2010 and 2009.  Such tax net operating loss carryforwards (“NOL”) approximated $2.2 million at December 31, 2010.  Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting gives rise to a deferred income tax asset at December 31, 2010 and 2009 as follows:

	2010	2009
Deferred tax asset –NOL’s	$880,000	$50,000
Less valuation allowance	(880,000)	(50,000)
Net deferred tax asset	$–	$–

The valuation allowance increased by $830,000 and $50,000 during the years ended December 31, 2010 and 2009, respectively.

A reconciliation of the effective income tax to the United States statutory income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Tax benefit at the U.S. statutory income tax rate	$1,920,000	$50,000
Amortization of debt discount	(1,090,000)	–
Increase in the valuation allowance	(830,000)	(50,000)
Effective income tax rate	$–	$–

The Company’s income tax returns may be subject to examination by federal and state taxing authorities. Because application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the accompanying financial statements could be changed at a later date upon final determination by taxing authorities. Management does not believe the Company has any uncertain income tax positions that could materially affect its financial statements at both the federal and state jurisdiction levels. The Company’s federal and state income tax returns remain open after filing, generally for 3 years and 4 years, respectively.

11.

Subsequent Events

Management has evaluated events subsequent to December 31, 2010 through the date that the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

On May 6, 2011, Francis W. Chen and Jan Hall, directors of the Company, resigned from their positions on the Board of Directors. There were no disagreements between the Company and either Mr. Chen or Ms. Hall, and their resignations did not state any reasons for the resignations.

On July 15, 2011, the Company’s Board of Directors filled two vacancies on the Board of Directors by appointing Mr. Hector Albert Sectzer and Mr. Dwight D. Baron to serve as directors until the next annual shareholders meeting or until their successors are elected and qualified.

Effective August 19, 2011, the Board of Directors terminated Adam Vincent Gilmer as President of the Company. The role of President and CEO was combined and Matt Nicosia, the Company’s CEO, assumed the duties of President. Pursuant to the Employment Agreement with Mr. Gilmer, any termination of employment is also deemed to be a voluntary resignation from the Board of Directors. As a result of the termination, one vacancy was created on the Board of Directors.

In February 2011, the Company issued 10,000,000 common shares with a fair value of $450,000 pursuant to a consulting agreement.

In May 2011, the Company issued 4,000,000 common shares for cash proceeds of $100,000.

In August 2011, the Company issued 30,000,000 common shares with a fair value of $600,000 in connection with an employment agreement and license agreement with Shirish Phulgaonkar.

In August 2011, the Company issued 5,000,000 common shares with a fair value of $100,000 for services rendered.

In August 2011, the Company issued 26,842,727 common shares in connection with the conversion of convertible notes payable with a face amount of $475,000 and accrued interest of $30,878.

In September 2011, the Company issued 18,888,890 common shares in connection with the conversion of convertible notes payable with a face amount of $340,000.

In October 2011, the Company issued 2,800,000 common shares with a fair value of $42,000 in connection with convertible notes payable issued in October 2011.

In October 2011, the Company issued 500,000 common shares with a fair value of $7,500 for services rendered.

In November 2011, the Company issued 3,267,974 common shares for cash proceeds of $50,000.

In December 2011, Dr. Shirish Phulgaonkar resigned from his position as Chief Scientific Officer of the Company citing personal and health reasons.

Index to Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed with the SEC on May 24, 2011 as part of our Definitive Information Statement on Schedule 14C.
3.02	Amended and Restated Bylaws effective as of January 20, 2011	Filed herewith.
10.1	Agreement and Plan of Merger by and among Ethos Environmental, Inc., EEI Acquisition Corporation and Regeneca International, Inc. dated December 14, 2010	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.2	Employment Agreement with Matthew Nicosia	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.3	Employment Agreement with Adam Vincent Gilmer	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.4	Employment Agreement with James C. Short	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
10.5	Employment Agreement with Daniel Kerker	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on April 15, 2009 as part of our Annual Report on Form 10-K.
16.1	Letter from former independent public accountant for the registrant, M&K CPAS, PLLC, dated September 16, 2011	Filed with the SEC on September 20, 2011 as part of our Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.