Form 10-Q
period 2011-03-31
Regeneca, Inc.
filed 2011-12-20
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, (the last day of the fiscal quarter to which this report relates), there were 843,858,592 common shares of the registrant’s $.0001 par value common stock issued and outstanding, and as of December 20, 2011 (the latest practical date) there were 875,999,590 common shares outstanding.

REGENECA, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Regeneca, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

REGENECA, INC.

Condensed Consolidated Balance Sheets

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS

Current assets
Cash	$591,776	$216,476
Accounts receivable	86,074	1,982
Inventory	375,279	129,541
Prepaid license fee	102,638	102,638
Other current assets	269,946	8,027
Total current assets	1,425,713	458,664

Prepaid license fee – long-term	70,909	96,568
Furniture and equipment, net	–	6,302
Other long-term assets	187,500	–

Total assets	$1,684,122	$561,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$285,067	$208,902
Accrued liabilities	711,401	26,498
Convertible notes payable, net of discounts	493,083	204,717
Derivative liabilities	1,259,058	108,576
Advances payable to related parties	174,412	180,555
Total current liabilities	2,923,021	729,248

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 843,858,592 and 824,444,037 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	84,386	82,444
Additional paid-in capital	3,655,625	3,172,151
Accumulated deficit	(4,978,910)	(3,422,309)
Total stockholders’ deficit	(1,238,899)	(167,714)

Total liabilities and stockholders’ equity	$1,684,122	$561,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010

Revenue	$786,905	$4,708
Cost of sales	180,748	595
Gross profit	606,157	4,113

Operating expenses
Depreciation and amortization expenses	26,450	26,298
Selling, general and administrative expenses	1,789,079	96,362
Total operating expenses	1,815,529	122,660

Loss from operations	(1,209,372)	(118,547)

Other expenses
Change in fair value of derivative liabilities	244,950	–
Loss on disposal of assets	5,511	–
Interest	96,768	413
	347,229	413

Net loss before income taxes	(1,556,601)	(118,960)

Income taxes	–	–

Net loss	$(1,556,601)	$(118,960)

Basic and diluted loss per common share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding- basic and diluted	837,962,671	152,905,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net loss	$(1,556,601)	$(118,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	63,950	26,298
Change in estimated fair value of derivative liabilities	244,950	–
Amortization of debt discount	71,399	–
Loss on disposal of asset	5,511	–
Fair value of stock issued for services	-	32,458
Stock based compensation	35,415	–
Changes in operating assets and liabilities:
Accounts receivable	(84,092)	(3,381)
Inventories	(245,738)	(139,580)
Other current assets	(36,919)	29,959
Accounts payable	76,165	50,089
Accrued liabilities	684,903	39,942
Advances payable to related parties	(6,143)	84,755
Net cash (used in) provided by operating activities	(747,200)	1,580

Cash flows from investing activities
Purchases of furniture and equipment	–	(1,999)
Net cash used in investing activities	–	(1,999)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	1,122,500	–
Net proceeds from sale of common stock for cash	–	3,550
Net cash provided by financing activities	1,122,500	3,550

Net increase in cash	375,300	3,131

Cash – beginning of period	216,476	2,672

Cash – end of period	$591,776	$5,803

Supplemental disclosure of cash flow information
Interest paid during the period	$238	$413
Issuance of common stock in connection with consulting agreement	$450,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Notes to Consolidated Financial Statements

(unaudited)

March 31, 2011

1.

Organization and Business

Regeneca International, Inc. was formed on January 9, 2009 in Nevada to create and commercialize a family of natural and organic compound infused products designed to help improve health. The Company currently conducts operations primarily in the United States using a Direct Response Network Marketing business model. The Company’s primary products are RegenErect, an all-natural male enhancement product, and RegeneSlim, a natural appetite suppressant. Sales are made to the consumer through the Company’s website and by independent representatives.

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

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed sales and marketing programs for the next twelve months. In 2011 through the date of this report, the Company issued $2,992,500 in convertible notes payable and issued common stock for $150,000 in cash to fund operations. The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans and advances from current stockholders, future public and private debt and equity offerings and proceeds from product sales. However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

b)

Interim Financial Statements

These interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions of the Securities and Exchange Commission (“SEC”) for Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010 filed with the SEC on Form 10-K.  The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements contained in the annual report on Form 10-K for the year ended December 31, 2010.

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, and the results of its operations and cash flows. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at March 31, 2011 and December 31, 2010.

e)

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

Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts. Management determined there was no such allowance necessary at March 31, 2011.

f)

Inventory

At March 31, 2011 and December 31, 2010, inventory consisted of finished goods and is stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No such provision was recorded in the three months ended March 31, 2011 or 2010.

g)

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

h)

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

i)

Derivative Instruments

The Company evaluates free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or liabilities in our consolidated financial statements.

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

j)

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

k)

Basic and Diluted Loss Per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive. For all periods presented, the effects of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts. At March 31, 2011 and December 31, 2010, there were 30,000,000 options to acquire shares of common stock outstanding.

3.

License Agreement

In December 2009, the Company entered into a license agreement with Vivakor, Inc. (“Vivakor”), a publicly traded company and related party by way of common executive officers, whereby the Company has been granted exclusive worldwide distribution rights to Vivakor’s VivaBoost nutraceutical beverage in the direct-to-consumer market. The Company has agreed to purchase $5,000,000 in product over the initial thirty-six month term and, in the event specified purchase milestones are not met during the initial thirty-six month term, Vivakor has the option to modify or terminate the agreement upon 60 days notice. Upon execution of the license agreement, the Company issued to Vivakor 22,734,236 of its common shares, which were valued at $307,915 based on the current stock price of $0.05 per share and were recorded as a prepaid license fee. The prepaid license fee is being expensed on a straight-line basis over the initial thirty-six month term of the license agreement. For the three months ended March 31, 2011 and 2010, the Company recognized amortization expense of $25,660, which decreased the carrying value of the license to a net total of $173,547 ($102,638 short-term and $70,909 long-term) at March 31, 2011.

4.

Other Assets

In February 2011, the Company entered into a two-year agreement with Goal Capital for investor relations consulting services. In connection with the agreement, ten million shares of the Company’s common stock were issued to Goal Capital. The shares were valued at a total of $450,000 based on the current stock price of $0.045 per share, which was recorded as a prepaid asset. In the three months ended March 31, 2011, $37,500 was recorded as compensation expense, which decreased the carrying value of the prepaid asset to $412,500 ($225,000 short-term and $187,500 long-term).

5.

Convertible Notes Payable

In the three months ended March 31, 2011, the Company issued $1,122,500 of convertible promissory notes. Under the terms of the note agreements, each note is due interest at 12% per annum, secured by the Company’s assets, due in two years from the date of issuance. The notes, along with any accrued interest, shall be convertible into common shares of the Company at the option of the note holder at the lesser of 1) $0.025 per share or 2) 90% of such common stock’s fair market value. The notes contain "anti-dilution" protection, such that if the Company issues and sells common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. On these notes, a debt discount was recorded of approximately $905,500 related to management’s determination that under ASC 815, the anti-dilution features of the notes resulted in a derivative liability. Using a binomial lattice valuation model, management determined that the derivative fair value was $905,500 upon issuance of such notes.  Accordingly, management recorded a liability of $905,500 and a debt discount of equal amount.

Significant assumptions used in such valuation include:

Three months ended March 31, 2011
Expected life	2 years
Estimated volatility	38.5%
Risk-free interest rate	0.54% – 0.81%
Expected dividends	None

In the three months ended March 31, 2011, the Company recognized interest expense of $71,399 related to such notes. The balance of convertible notes payable is shown net of unamortized discounts in the accompanying condensed consolidated balance sheets.

Below is a table summarizing the Company’s balances as of March 31, 2011 related to its convertible notes payable:

	Issue Date	Face Amount	Unamortized Discount	Net Amount	Fair Value of Convertible Option – Derivative Value
1)	12/20/2010	$120,000	$47,496	$72,504	$105,538
2)	12/29/2010	130,000	52,111	77,889	115,887
3)	12/31/2010	100,000	27,388	72,612	89,401
4)	1/12/2011	100,000	54,425	45,575	76,285
5)	1/24/2011	175,000	149,382	25,618	139,918
6)	1/28/2011	100,000	62,464	37,536	80,953
7)	2/9/2011	75,000	53,863	21,137	62,684
8)	2/23/2011	375,000	304,409	70,591	323,140
9)	3/9/2011	72,500	49,196	23,304	64,115
10)	3/11/2011	25,000	19,896	5,104	22,184
11)	3/16/2011	200,000	158,787	41,213	178,953
		$1,472,500	$979,417	$493,083	$1,259,058

For the three months ended March 31, 2011, the change in the estimated fair value of derivative liability resulted in an expense of $244,950 and is included in other expense in the condensed consolidated statements of operations.

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

7.

Stock Incentive Plan

On December 31, 2010, the Company adopted the 2010 Stock Incentive Plan, pursuant to which the Company is authorized to issue up to 20% of its outstanding shares of common stock to its employees, executives and consultants. On December 31, 2010, the Company issued certain employees, executives, and consultants 30,000,000 options to purchase Company common stock at $0.025 per share, with vesting ranging from 2 years to 3 years. At March 31, 2011, there were 212,000,000 shares available for future grants under the plan.

The Company recorded compensation costs related to options granted under the 2010 Incentive Plan of $35,415 during the three months ended March 31, 2011 and total unrecognized compensation costs related to nonvested options as of March 31, 2011 amounted to approximately $334,585 and, assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

Years ending December 31,
2011 (remainder of year)	$106,252
2012	141,667
2013	86,666

$334,585

There was no stock option activity during the three months ended March 31, 2011.

8.

Commitments and Contingencies

Operating Leases

The Company leases approximately 8,700 square feet of office space under a lease due to expire on April 30, 2016. Rent expense totaled $12,139 and $8,581 in the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company’s future annual minimum lease payments are as follows:

Amount
2011 (remainder of year)	$69,574
2012	90,448
2013	97,404
2014	102,624
Thereafter	145,452
$505,502

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

In March 2011, a lawsuit was filed in the Superior Court of California, County of San Diego, South County Division against the Company by Frederick Chorney. The lawsuit alleges that the Company breached the terms of a consulting agreement between the Company and Mr. Chorney. Mr. Chorney is seeking monetary damages in the amount of $150,000. Mr. Chorney has requested a jury trial which is currently in the discovery stage. The Company, based on advice from counsel, cannot provide assurances as to the outcome of this matter.

9.

Subsequent Events

Management has evaluated events subsequent to March 31, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Effective August 19, 2011, the Board of Directors terminated Adam Vincent Gilmer as President of the Company. The role of President and Chief Executive Officer (“CEO”) was combined and Matt Nicosia, the Company’s CEO, assumed the duties of President. Pursuant to the Employment Agreement with Mr. Gilmer, any termination of employment is also deemed to be a voluntary resignation from the Board of Directors. As a result of the termination, one vacancy was created on the Board of Directors.

In May 2011, the Company issued 4,000,000 common shares for cash proceeds of $100,000, at $.025 per share.

In August 2011, the Company issued 30,000,000 common shares with a fair value of $600,000 in connection with an employment agreement and license agreement with Shirish Phulgaonkar, valued at $.02 per share based on the Company’s common stock trading price at the time of issuance.

In August 2011, the Company issued 5,000,000 common shares with a fair value of $100,000 for services rendered, valued at $.02 per share based on the Company’s commons stock trading price at the time of issuance

In August 2011, the Company issued 26,842,727 common shares in connection with the conversion of convertible notes payable with a face amount of $475,000 and accrued interest of $30,878, in accordance with the terms of conversion in the notes.

In September 2011, the Company issued 18,888,890 common shares in connection with the conversion of convertible notes payable with a face amount of $340,000, in accordance with the terms of conversion in the notes.

In October 2011, the Company issued 2,800,000 common shares with a fair value of $42,000 in connection with convertible notes payable issued in October 2011, in accordance with the terms of conversion in the notes.

In October 2011, the Company issued 500,000 common shares with a fair value of $7,500 for services rendered, valued at $.015 per share based on the Company’s common stock trading price at the time of issuance.

In November 2011, the Company issued 3,267,974 common shares for cash proceeds of $50,000, at $.015 per share.

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

BUSINESS

The Company’s business strategy is a hybrid model combining the best of network marketing and direct response marketing. The Company pre-launched its network marketing activities in February 2011 along with the launch of its male enhancement product RegenErectTM. The Company launched its direct response marketing activities in the second quarter of 2011, as well as its appetitie control product RegeneSlimTM. The Company officially launched its entire functional business model, including both network marketing and direct response marketing, in November 2011.

The Company drives customer acquisition through direct response marketing channels, such as television and radio, while concurrently developing a customer base and sales organization that stretches across the United States and, eventually, the globe. The Company’s customer acquisition activities support the efforts of the network marketing organization by providing customers and creating brand recognition.

Subsequent Events

This Quarterly Report on Form 10-Q for the period ended March 31, 2011 is being filed with the Securities and Exchange Commission on or about December 20, 2011. Due to the delay in filing this report, a number of material subsequent events have occurred since March 31, 2011. These events include:

•

On May 6, 2011, Francis W. Chen and Jan Hall, directors of the Company, resigned from their positions on the Board of Directors. There were no disagreements between the Company and either Mr. Chen or Ms. Hall, and their resignations did not state any reasons for the resignations.

•

On July 15, 2011, the Company’s Board of Directors filled two vacancies on the Board of Directors by appointing Mr. Hector Albert Sectzer and Mr. Dwight D. Baron to serve as directors until the next annual shareholders meeting or until their successors are elected and qualified.

•

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

RESULTS OF OPERATIONS

Operating Revenues

During the three months ended March 31, 2011, the Company recognized revenues of $786,905 compared with $4,708 for the three months ended March 31, 2010. The operating revenues are comprised primarily of sales of the Company’s RegenErectTM product. Other components of revenue include freight and service. The increase in revenues is attributable to the change in the Company’s business strategy, the introduction of RegenErect and the pre-launch of the Company’s networking marketing program in February 2011.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2011 were $1,815,529 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development, specifically the marketing costs associated with the introduction of RegenErectTM and the Company’s pre-launch event in Las Vegas in February 2011.

Operating expenses for the three months ended March 31, 2010 were $122,660 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Other expenses for the three months ended March 31, 2011 totaled $347,229. This total includes an expense recorded for the change in value of the derivative liability associated with the Company’s convertible notes payable of $244,950, as well as the accretion of the related debt discount totaling $71,399 which was recorded as interest expense.

For the three months ended March 31, 2011, the Company incurred a net loss of $1,556,601 compared with a net loss of $118,960 for the three months ended March 31, 2010. The increase in net loss is due to increased marketing expenses related to the introduction of RegenErectTM and the Company’s pre-launch event in Las Vegas in February 2011. The Company also paid out commissions and performance contract fees of approximately $240,000 on sales of $450,000 of RegenErect which were returned due to the product’s recall at the end of April 2011.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	March 31, 2011	March 31, 2010
Current Assets	$ 1,425,713	$ 273,184
Current Liabilities	2,923,021	278,532
Working Deficit	$ (1,497,308)	$ (5,348)

Cash Flows

	For the three months ended
	March 31, 2011	March 31, 2010
Cash Flows (used in) Provided by Operating Activities	$ (747,200)	$ 1,580
Cash Flows used in Investing Activities	–	(1,999)
Cash Flows from Financing Activities	1,122,500	3,550
Net Increase in Cash During Period	$ 375,300	$ 3,131

At March 31, 2011, the Company had cash of $591,776, current assets of $1,425,713, total assets of $1,684,122, total liabilities of $2,923,021, and a stockholders’ deficit of $1,238,899.

At March 31, 2011, the Company had negative working capital of $1,497,308 compared with a negative working capital of $5,348 at March 31, 2010. The increase in working capital deficit was attributed to the fact that the Company had higher accrued liabilities due to its expanded operating expenses, as well as liabilities related to its convertible notes payable and derivative liabilities.

Cash Flows from Operating Activities

During the three months ended March 31, 2011, the Company used $747,200 of cash for operating activities compared to the generation of $1,580 of cash from operating activities during the three months ended March 31, 2010. The change in net cash used in operating activities is attributed to the fact that the Company was launching RegenErectTM and its network marketing program in the three months ended March 31, 2011.

Cash Flows from Financing Activities

During the three months ended March 31, 2011, the Company received $1,122,500 of cash from financing activities compared to $3,550 for the three months ended March 31, 2010.  The change in cash flows from financing activities is attributed to the fact that the Company issued notes payable in the three months ended March 31, 2011 in order to fund the Company’s launch activities.

Going Concern

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed sales and marketing programs for the next twelve months. In 2011 through the date of this report, the Company issued $2,992,500 in convertible notes payable and issued common stock for $150,000 in cash The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans and advances from current stockholders, future public and private debt and equity offerings and proceeds from product sales. However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENT

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

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require the most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These critical accounting policies relate to beneficial conversion feature of convertible notes payable, impairment of long lived assets, stock compensation, and evaluation of contingencies. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

There have been no changes to our critical accounting policies as disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 20, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Consistent with Item 103 of Regulation S-K, we are presently involved in the following material pending legal proceedings not incidental to the business of the Company:

In March 2009, a lawsuit was filed in the United States District Court, District of Utah, Central Division, against Ethos Environmental, Inc. by Republic Bank. The lawsuit alleges that the Company breached the terms of a Lease Agreement involving Mazuma Capital Corp. and Ethos. Republic Bank is seeking monetary damages and return of certain equipment. On February 9, 2011, Summary Judgment was entered in favor of Republic Bank. The Company and Republic Bank finalized the terms of a settlement agreement during the 2nd quarter of 2011. The terms of the settlement are the forfeiture of the security deposit on the lease, the leased property, and payments totaling $200,000. The Company was indemnified by a group of shareholders against claims originating prior to the Merger, and as of December 20, 2011 such shareholders have paid approximately $150,000 and are obligated to make monthly payments of $8,334 per month plus interest for through June 2012. If not paid by such shareholders, the Company would still be obligated to pay Republic Bank and then pursue its claim for indemnification against the shareholders.

In March 2011, a lawsuit was filed in the Superior Court of California, County of San Diego, South County Division against the Company by Frederick Chorney. The lawsuit alleges that the Company breached the terms of a consulting agreement between the Company and Mr. Chorney. Mr. Chorney is seeking monetary damages in the amount of $150,000. Mr. Chorney has requested a jury trial which is currently in the discovery stage. The Company, based on advice from council, cannot provide assurances as to the outcome of this matter at this time.

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

2.

Subsequent Issuances:

In May 2011, the Company issued 4,000,000 common shares for cash proceeds of $100,000, at $.025 per share.

In August 2011, the Company issued 30,000,000 common shares with a fair value of $600,000 in connection with an employment agreement and license agreement with Shirish Phulgaonkar, valued at $.02 per share based on the Company’s common stock trading price at the time of issuance.

In August 2011, the Company issued 5,000,000 common shares with a fair value of $100,000 for services rendered, valued at $.02 per share based on the Company’s commons stock trading price at the time of issuance

In August 2011, the Company issued 26,842,727 common shares in connection with the conversion of convertible notes payable with a face amount of $475,000 and accrued interest of $30,878, in accordance with the terms of conversion in the notes.

In September 2011, the Company issued 18,888,890 common shares in connection with the conversion of convertible notes payable with a face amount of $340,000, in accordance with the terms of conversion in the notes.

In October 2011, the Company issued 2,800,000 common shares with a fair value of $42,000 in connection with convertible notes payable issued in October 2011, in accordance with the terms of conversion in the notes.

In October 2011, the Company issued 500,000 common shares with a fair value of $7,500 for services rendered, valued at $.015 per share based on the Company’s common stock trading price at the time of issuance.

In November 2011, the Company issued 3,267,974 common shares for cash proceeds of $50,000, at $.015 per share.

In December 2011, Dr. Shirish Phulgaonkar resigned from his position as Chief Scientific Officer of the Company citing personal and health reasons.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Index to Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Amended and Restated Articles of Incorporation	Filed with the SEC on May 24, 2011 as part of our Definitive Information Statement on Schedule 14C.
3.02	Amended and Restated Bylaws effective as of January 20, 2011	Filed with the SEC on December 20, 2011 as part of our Annual Report on Form 10-K.
10.1	Agreement and Plan of Merger by and among Ethos Environmental, Inc., EEI Acquisition Corporation and Regeneca International, Inc. dated December 14, 2010	Filed with the SEC on January 4, 2011 as part of our Current Report on Form 8-K.
14.1	Code of Ethics	Filed with the SEC on April 15, 2009 as part of our Annual Report on Form 10-K.
16.1	Letter from former independent public accountant for the registrant, M&K CPAS, PLLC, dated September 16, 2011	Filed with the SEC on September 20, 2011 as part of our Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on December 20, 2011 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Chief Executive Officer and Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGENECA, INC.

Dated: December 20, 2011

By:

/s/ Matthew Nicosia

MATTHEW NICOSIA

Chief Executive Officer

(Principal Executive Officer),

President and Director

/s/ Daniel Kerker

DANIEL KERKER

Chief Financial Officer

(Principal Financial Officer

and Principal Accounting Officer)

and Treasurer