Form 10-Q
period 2011-06-30
Regeneca, Inc.
filed 2011-12-20
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, (the last day of the fiscal quarter to which this report relates), there were 847,858,592 common shares of the registrant’s $.0001 par value common stock issued and outstanding, and as of December 20, 2011 (the latest practical date) there were 875,999,590 common shares outstanding.

REGENECA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

REGENECA, INC.

Condensed Consolidated Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS

Current assets
Cash	$464,401	$216,476
Accounts receivable	90,200	1,982
Inventory	259,435	129,541
Prepaid license fee	102,638	102,638
Other current assets	279,249	8,027
Total current assets	1,195,923	458,664

Prepaid license fee – long-term	45,249	96,568
Furniture and equipment, net	8,253	6,302
Other long-term assets	131,250	–

Total assets	$1,380,675	$561,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$478,239	$208,902
Accrued liabilities	713,155	26,498
Convertible notes payable, net of discounts	940,526	204,717
Derivative liabilities	1,085,054	108,576
Advances payable to related parties	171,962	180,555
Total current liabilities	3,388,936	729,248

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, $0.0001 par value; 1,900,000,000 and 1,000,000,000 shares authorized, 847,858,592 and 824,444,037 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	84,786	82,444
Additional paid-in capital	3,790,640	3,172,151
Accumulated deficit	(5,883,687)	(3,422,309)
Total stockholders’ deficit	(2,008,261)	(167,714)

Total liabilities and stockholders’ equity	$1,380,675	$561,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$1,284,931	$64,274	$2,071,836	$68,982
Cost of sales	322,404	7,407	503,152	8,002
Gross profit	962,527	56,867	1,568,684	60,980

Operating expenses
Depreciation and amortization expenses	26,146	26,437	52,596	52,735
Selling, general and administrative expenses	2,527,410	323,836	4,316,489	420,198
Total operating expenses	2,553,556	350,273	4,369,085	472,933

Loss from operations	(1,591,029)	(293,406)	(2,800,401)	(411,953)

Other (income) expenses
Change in fair value of derivative liabilities	(937,460)	–	(692,510)	–
Loss on disposal of assets	–	–	5,511	–
Interest	251,208	394	347,976	807
	(686,252)	394	(339,023)	807

Net loss before income taxes	(904,777)	(293,800)	(2,461,378)	(412,760)

Income taxes	–	–	–	–

Net loss	$(904,777)	$(293,800)	$(2,461,378)	$(412,760)

Basic and diluted loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	846,320,130	202,374,929	842,164,488	177,776,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six months ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities
Net loss	$(2,461,378)	$(412,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,346	52,735
Change in estimated fair value of derivative liabilities	(692,510)	–
Amortization of debt discount	267,298	–
Loss on disposal of asset	5,511	–
Fair value of stock issued for services	-	308,289
Stock based compensation	70,830	–
Changes in operating assets and liabilities:
Accounts receivable	(88,218)	(925)
Inventories	(129,894)	(136,136)
Other current assets	(46,222)	29,216
Accounts payable	269,337	63,839
Accrued liabilities	686,657	1,541
Advances payable to related parties	(8,593)	91,108
Net cash used in operating activities	(1,980,836)	(3,093)

Cash flows from investing activities
Purchases of furniture and equipment	(8,739)	(2,500)
Net cash used in investing activities	(8,739)	(2,500)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	2,137,500	–
Net proceeds from sale of common stock for cash	100,000	3,550
Net cash provided by financing activities	2,237,500	3,550

Net increase (decrease) in cash	247,925	(2,043)

Cash – beginning of period	216,476	2,672

Cash – end of period	$464,401	$629

Supplemental disclosure of cash flow information
Interest paid during the period	$17,527	$807
Issuance of common stock in connection with consulting agreement	$450,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Notes to Consolidated Financial Statements

(unaudited)

June 30, 2011

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

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed sales and marketing programs for the next twelve months. In 2011 through the date of this report, the Company issued $2,992,500 in convertible notes payable and issued common stock for $150,000 in cash to fund operations.. The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans and advances from current stockholders, future public and private debt and equity offerings and proceeds from product sales. However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, and the results of its operations and cash flows. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at June 30, 2011 and December 31, 2010.

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

Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts. Management determined there was no such allowance necessary at June 30, 2011.

f)

Inventory

At June 30, 2011 and December 31, 2010, inventory consisted of finished goods and is stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No such provision was recorded in 2011 or 2010.

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

k)

Basic and Diluted Loss Per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive. For all periods presented, the effects of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts. At June 30, 2011 and December 31, 2010, there were 30,000,000 options to acquire shares of common stock outstanding.

3.

License Agreement

In December 2009, the Company entered into a license agreement with Vivakor, Inc. (“Vivakor”), a publicly traded company and related party by way of common executive officers, whereby the Company has been granted exclusive worldwide distribution rights to Vivakor’s VivaBoost nutraceutical beverage in the direct-to-consumer market. The Company has agreed to purchase $5,000,000 in product over the initial thirty-six month term and, in the event specified purchase milestones are not met during the initial thirty-six month term, Vivakor has the option to modify or terminate the agreement upon 60 days notice. Upon execution of the license agreement, the Company issued to Vivakor 22,734,236 of its common shares, which were valued at $307,915 and recorded as a prepaid license fee. The prepaid license fee is being expensed on a straight-line basis over the initial thirty-six month term of the license agreement. For the three months and six months ended June 30, 2011 and 2010, the Company recognized amortization expense of $25,660 and $51,320, respectively, which decreased the carrying value of the license to a net total of $147,887 ($102,638 short-term and $45,249 long-term) at June 30, 2011.

4.

Other Assets

In February 2011, the Company entered into a two-year agreement with Goal Capital for investor relations consulting services. In connection with the agreement, ten million shares of the Company’s common stock were issued to Goal Capital. The shares were valued at a total of $450,000 based on the current stock price of $0.045 per share at time of issuance, which was recorded as a prepaid asset. In the three months and six months ended June 30, 2011, $56,250 and $93,750 was recorded as compensation expense, respectively, which decreased the carrying value of the prepaid asset to $356,250 at June 30, 2011.

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

In the three months ended June 30, 2011, the Company issued $1,015,000 of convertible promissory notes. Under the terms of the note agreements, each note is due interest at 12% per annum, secured by the Company’s assets, due in two years from the date of issuance. The notes, along with any accrued interest, shall be convertible into common shares of the Company at the option of the note holder at the lesser of 1) $0.025 per share or 2) 90% of such common stock’s fair market value. The notes contain "anti-dilution" protection, such that if the Company issues and sells common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. On these notes, a debt discount was recorded of approximately $763,500 related to management’s determination that under ASC 815, the anti-dilution features of the notes resulted in a derivative liability. Using a binomial lattice valuation model, management determined that the derivative fair value was $763,500 upon issuance of such notes.  Accordingly, management recorded a liability of $763,500 and a debt discount of equal amount.

Significant assumptions used in such valuation include:

Three months ended June 30, 2011
Expected life	2 years
Estimated volatility	33.9%
Risk-free interest rate	0.40% – 0.81%
Expected dividends	None

In the three months and six months ended June 30, 2011, the Company recognized interest expense of $195,899 and $267,298, respectively, related to such notes. The balance of convertible notes payable is shown net of unamortized discounts in the accompanying condensed consolidated balance sheet.

Below is a table summarizing the Company’s balances as of June 30, 2011 related to its convertible notes payable:

	Issue Date	Face Amount	Unamortized Discount	Net Amount	Fair Value of Convertible Option – Derivative Value
1)	12/20/2010	$120,000	$40,590	$79,410	$54,443
2)	12/29/2010	130,000	44,643	85,357	59,955
3)	12/31/2010	100,000	23,476	76,524	46,281
4)	1/12/2011	100,000	46,795	53,205	39,122
5)	1/24/2011	175,000	128,825	46,175	71,806
6)	1/28/2011	100,000	53,921	46,079	41,554
7)	2/9/2011	75,000	46,628	28,372	32,192
8)	2/23/2011	375,000	264,356	110,644	166,033
9)	3/9/2011	72,500	42,853	29,647	32,957
10)	3/11/2011	25,000	17,337	7,663	11,404
11)	3/16/2011	200,000	138,513	61,487	92,004
12)	4/7/2011	150,000	138,960	11,040	57,623
13)	4/15/2011	240,000	197,944	42,056	96,398
14)	4/22/2011	100,000	65,930	34,070	41,563
15)	5/18/2011	325,000	168,309	156,691	147,304
16)	5/20/2011	100,000	71,473	28,527	45,562
17)	6/21/2011	100,000	56,421	43,579	48,853
		$2,487,500	$1,546,974	$940,526	$1,085,054

For the three and six months ended June 30, 2011, the change in the estimated fair value of derivative liability resulted in a gain of $937,460 and $692,510, respectively, and is included in other income in the accompanying condensed consolidated statements of operations.

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

7.

Stock Incentive Plan

On December 31, 2010, the Company adopted the 2010 Stock Incentive Plan, pursuant to which the Company is authorized to issue up to 20% of its outstanding shares of common stock to its employees, executives and consultants. On December 31, 2010, the Company issued certain employees, executives, and consultants 30,000,000 options to purchase Company common stock at $0.025 per share, with vesting ranging from 2 years to 3 years. At June 30, 2011, there were 212,000,000 shares available for future grants under the plan.

The Company recorded compensation costs related to options granted under the 2010 Incentive Plan of $35,415 and $70,830 during the three months and six months ended June 30, 2011, respectively, and total unrecognized compensation costs related to nonvested options as of June 30, 2011 amounted to approximately $299,170. Assuming the grantees continue to be employed by or remain as directors of the Company, that amount will be recognized as compensation expense as follows:

Years ending December 31,
2011 (remainder of year)	$70,837
2012	141,667
2013	86,666

$299,170

There was no stock option activity during the six months ended June 30, 2011.

8.

Commitments and Contingencies

Operating Leases

The Company leases approximately 8,700 square feet of office space under a lease due to expire on April 30, 2016. Rent expense totaled $38,219 and $18,743 in the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the Company’s future annual minimum lease payments are as follows:

Amount
2011 (remainder of year)	$46,962
2012	90,448
2013	97,404
2014	102,624
Thereafter	145,452

$482,890

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

9.

Equity Transactions

During the three months ended June 30, 2011, the Company issued 4,000,000 common shares for cash proceeds of $100,000.

10.

Subsequent Events

Management has evaluated events subsequent to June 30, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

Subsequent Events

This Quarterly Report on Form 10-Q for the period ended June 30, 2011 is being filed with the Securities and Exchange Commission on or about December 20, 2011. Due to the delay in filing this report, a number of material subsequent events have occurred since June 30, 2011. These events include:

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

RESULTS OF OPERATIONS

Operating Revenues

During the three and six months ended June 30, 2011, the Company recognized revenues of $1,284,931 and $2,071,836 compared with $64,274 and $68,982 for the three and six months ended June 30, 2010, respectively. The operating revenues are comprised primarily of sales of the Company’s RegenErectTM product. Other components of revenue include freight and service. The increase in revenues is attributable to the change in the Company’s business strategy, the introduction of RegenErect and the pre-launch of the Company’s networking marketing program in February 2011. Revenues for the three months ended June 30, 2011 were lower due to the FDA recall of RegenErect on April 29, 2011. The Company began shipment of a new formulation of RegenErect in late May 2011, but sales of the new formulation were much less than they had been for the original product.

Operating Expenses and Net Loss

Operating expenses for the three and six months ended June 30, 2011 were $2,553,556 and $4,369,085 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development, specifically the marketing costs associated with the increased advertising and media expenses surrounding the launch of RegeneSlimTM and launch of the Company’s direct response marketing program.

Operating expenses for the three and six months ended June 30, 2010 were $350,273 and $472,933 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Other income for the three months ended June 30, 2011 totaled $904,777. This total includes again recorded for the change in value of the derivative liability associated with the Company’s convertible notes payable of $937,460, as well as the accretion of the related debt discount totaling $195,899 which was recorded as interest expense.

For the three and six months ended June 30, 2011, the Company incurred a net loss of $904,777 and $2,461,378 compared with a net loss of $293,800 and $412,760 for the three and six months ended June 30, 2010, respectively. The increase in net loss is due to increased marketing expenses related to the introduction of RegenSlimTM and the launch of the Company’s direct response marketing program. A decrease in sales due to the FDA recall of our original formulation of RegenErectTM also contributed to the increase in net loss. In the three months ended June 30, 2011, the net loss was lower than in the three months ended March 31, 2011 primarily due to a gain of $937,460 on the change of value of the derivative liability from the Company’s convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	June 30, 2011	June 30, 2010
Current Assets	$ 1,195,923	$ 262,853
Current Liabilities	3,388,936	260,228
Working (Deficit) Capital	$ (2,193,013)	$ 2,625

Cash Flows

	For the six months ended
	June 30, 2011	June 30, 2010
Cash Flows used in Operating Activities	$ (1,980,836)	$ (3,093)
Cash Flows used in Investing Activities	(8,739)	(2,500)
Cash Flows from Financing Activities	2,237,500	3,550
Net Increase (Decrease) in Cash During Period	$ 247,925	$ (2,043)

At June 30, 2011, the Company had cash of $464,401, current assets of $1,195,923, total assets of $1,380,675, total liabilities of $3,388,936, and a stockholders’ deficit of $2,008,261.

At June 30, 2011, the Company had negative working capital of $2,193,013 compared with a working capital of $2,625 at June 30, 2010. The increase in working capital deficit was attributed to the fact that the Company had higher accrued liabilities due to its expanded operating expenses, as well as liabilities related to its convertible notes payable and derivative liabilities.

Cash Flows from Operating Activities

During the six months ended June 30, 2011, the Company used $1,980,836 of cash for operating activities compared to the use of $3,093 of cash from operating activities during the six months ended June 30, 2010. The change in net cash used in operating activities is attributed to the fact that the Company was launching RegenErectTM and RegeneSlimTM and its network marketing and direct response programs in the six months ended June 30, 2011.

Cash Flows from Financing Activities

During the six months ended June 30, 2011, the Company received $2,237,500 of cash from financing activities compared to $3,550 for the six months ended June 30, 2010.  The change in cash flows from financing activities is attributed to the fact that the Company issued notes payable in the six months ended June 30, 2011 in order to fund the Company’s launch activities.

Going Concern

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses or its proposed sales and marketing programs for the next twelve months. During the first nine months of 2011, the Company has issued $2,587,500 in convertible promissory notes in exchange for cash to fund operations. The Company’s ability to become a profitable operating company is dependent upon obtaining financing adequate to fulfill its market introduction activities, and achieving a level of revenues adequate to support the Company’s cost structure. Management intends to finance the Company’s operations from loans and advances from current stockholders, future public and private debt and equity offerings and proceeds from product sales. However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

2.

Subsequent Issuances:

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