Form 10-Q
period 2011-09-30
Regeneca, Inc.
filed 2011-12-20
CIK 1056598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, (the last day of the fiscal quarter to which this report relates), there were 928,590,209 common shares of the registrant’s $.0001 par value common stock issued and outstanding, and as of December 20, 2011 (the latest practical date) there were 875,999,590 common shares outstanding.

REGENECA, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Index

Condensed Consolidated Balance Sheets

4

Condensed Consolidated Statements of Operations

5

Condensed Consolidated Statements of Cash Flows

6

Notes to the Condensed Consolidated Financial Statements

7

REGENECA, INC.

Condensed Consolidated Balance Sheets

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS

Current assets
Cash	$453,504	$216,476
Accounts receivable	46,748	1,982
Inventory	269,664	129,541
Prepaid license fee	222,638	102,638
Other current assets	279,249	8,027
Total current assets	1,271,803	458,664

Prepaid license fee – long-term	482,493	96,568
Furniture and equipment, net	7,525	6,302
Other assets	75,000	–

Total assets	$1,836,821	$561,534

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$731,902	$208,902
Accrued liabilities	620,599	26,498
Convertible notes payable, net of discounts	1,134,787	204,717
Derivative liabilities	332,203	108,576
Advances payable to related parties	212,362	180,555
Total current liabilities	3,031,853	729,248

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, $0.0001 par value; 1,900,000,000 and 1,000,000,000 common shares authorized, 928,590,209 and 824,444,037 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	92,859	82,444
Additional paid-in capital	5,484,196	3,172,151
Accumulated deficit	(6,772,087)	(3,422,309)
Total stockholders’ deficit	(1,195,032)	(167,714)

Total liabilities and stockholders’ equity	$1,836,821	$561,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue	$403,700	$13,474	$2,475,536	$82,456
Cost of sales	69,183	1,469	572,335	9,471
Gross profit	334,517	12,005	1,903,201	72,985

Operating expenses
Depreciation and amortization expenses	43,485	26,451	96,081	79,186
Selling, general and administrative expenses	1,136,607	474,992	5,453,096	895,190
Total operating expenses	1,180,092	501,443	5,549,177	974,376

Loss from operations	(845,575)	(489,438)	(3,645,976)	(901,391)

Other (income) expenses
Change in fair value of derivative liabilities	(702,503)	–	(1,395,013)	–
Loss on disposal of assets	–	–	5,511	–
Interest	745,328	1,510	1,093,304	2,317
	42,825	1,510	(296,198)	2,317

Net loss before income taxes	(888,400)	(490,948)	(3,349,778)	(903,708)

Income taxes	–	–	–	–

Net loss	$(888,400)	$(490,948)	$(3,349,778)	$(903,708)

Basic and diluted loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	881,658,244	312,594,322	855,473,739	223,209,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities
Net loss	$(3,349,778)	$(903,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246,081	79,186
Change in estimated fair value of derivative liabilities	(1,395,013)	–
Amortization of debt discount	946,546	–
Loss on disposal of asset	5,511	–
Fair value of stock issued for services	100,000	683,288
Fair value of stock issued for conversion of interest payable	30,878	–
Stock based compensation	106,245	–
Changes in operating assets and liabilities:
Accounts receivable	(44,766)	(703)
Inventories	(140,123)	(130,517)
Other current assets	(46,222)	29,498
Accounts payable	523,000	71,930
Accrued liabilities	594,101	4,186
Advances payable to related parties	31,807	93,684
Net cash used in operating activities	(2,391,733)	(73,156)

Cash flows from investing activities
Purchases of furniture and equipment	(8,739)	(2,500)
Net cash used in investing activities	(8,739)	(2,500)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	2,537,500	125,000
Net proceeds from sale of common stock for cash	100,000	3,550
Net cash provided by financing activities	2,637,500	128,550

Net increase in cash	237,028	52,894

Cash – beginning of period	216,476	2,672

Cash – end of period	$453,504	$55,566

Supplemental disclosure of cash flow information
Interest paid during the period	$23,452	$807

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in connection with the conversion of convertible notes payable	$815,000	$–
Issuance of common stock in connection with prepaid license fee	$600,000	$–
Issuance of common stock in connection with consulting agreement	$450,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENECA, INC.

Notes to Consolidated Financial Statements

(unaudited)

September 30, 2011

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

The condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position, and the results of its operations and cash flows. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

d)

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents. The Company had no cash equivalents at September 30, 2011 and December 31, 2010.

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

Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts. Management determined there was no such allowance necessary at September 30, 2011.

f)

Inventory

At September 30, 2011 and December 31, 2010, inventory consisted of finished goods and is stated at the lower of cost or market. Cost is based on the first in, first out method. The Company regularly reviews inventory quantities on hand and, when required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable value. No such provision was recorded in the nine months ended September 30, 2011 or 2010.

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

k)

Basic and Diluted Loss Per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method if their effect is dilutive. For all periods presented, the effects of all stock-based awards were anti-dilutive due to the net loss incurred and therefore, they were not included in the computation of per share amounts. At September 30, 2011 and December 31, 2010, there were 30,000,000 options to acquire shares of common stock outstanding.

3.

License Agreement

In December 2009, the Company entered into a license agreement with Vivakor, Inc. (“Vivakor”), a publicly traded company and related party by way of common executive officers, whereby the Company has been granted exclusive worldwide distribution rights to Vivakor’s VivaBoost nutraceutical beverage in the direct-to-consumer market. The Company has agreed to purchase $5,000,000 in product over the initial thirty-six month term and, in the event specified purchase milestones are not met during the initial thirty-six month term, Vivakor has the option to modify or terminate the agreement upon 60 days notice. Upon execution of the license agreement, the Company issued to Vivakor 22,734,236 of its common shares, which were valued at $307,915 and recorded as a prepaid license fee. The prepaid license fee is being expensed on a straight-line basis over the initial thirty-six month term of the license agreement. For the three months and nine months ended September 30, 2011 and 2010, the Company recognized amortization expense of $25,660 and $76,980, respectively, which decreased the carrying value of the license to a net total of $122,227 ($102,638 short-term and $19,589 long-term) at September 30, 2011.

In August 2011, the Company entered into an employment agreement with Dr. Shirish Phulgaonkar whereby Dr. Phulgaonkar would create for the Company a male pro-health formula and a female pro-health formula.  The Company will retain the permanent license to these product formulations dependant on attaining sales of 5,000,000 units in the first eighteen months of the agreement. In connection with the development of these formulas, the Company issued Dr. Phulgaonkar 30,000,000 of its common shares, which were valued at $600,000 based on the Company’s common stock trading price at time of issuance, and recorded as a prepaid license fee. The prepaid license fee is being expensed on a straight-line basis over the estimated useful life of the product of five years, subject to any required review for impairment. For the three months ended September 30, 2011, the Company recognized amortization expense of $17,096, which decreased the carrying value of the license to a net total of $582,904 ($120,000 short-term and $462,904 long-term) at September 30, 2011.

4.

Other Assets

In February 2011, the Company entered into a two-year agreement with Goal Capital for investor relations consulting services. In connection with the agreement, ten million shares of the Company’s common stock were issued to Goal Capital. The shares were valued at a total of $450,000 based on the current stock price of $0.045 per share which was recorded as a prepaid asset. In the three months and nine months ended September 30, 2011, $56,250 and $150,000 was recorded as compensation expense, respectively, which decreased the carrying value of the prepaid asset to $300,000 at September 30, 2011.

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

In the three months ended September 30, 2011, the Company issued $400,000 of convertible promissory notes. Under the terms of the note agreements, each note is due interest at 8% per annum, secured by the Company’s assets, due in two years from the date of issuance. The notes, along with any accrued interest, shall be convertible into common shares of the Company at the option of the note holder at the lesser of 1) $0.025 per share or 2) 90% of such common stock’s fair market value. The notes contain "anti-dilution" protection, such that if the Company issues and sells common stock, or securities convertible into or exercisable for common stock of the Company, at a price per share that is less than the applicable Conversion Price, then the Conversion Price is adjusted downward to match such lower issuance price. On these notes, a debt discount was recorded of approximately $70,000 related to management’s determination that under ASC 815, the anti-dilution features of the notes resulted in a derivative liability. Using a binomial lattice valuation model, management determined that the derivative fair value was $70,000 upon issuance of such notes. Accordingly, management recorded a liability of $70,000 and a debt discount of equal amount.

Significant assumptions used in such valuation include:

Three months ended September 30, 2011
Expected life	2 years
Estimated volatility	35.07%
Risk-free interest rate	0.18% – 0.37%
Expected dividends	None

In the three months and nine months ended September 30, 2011, the Company recognized interest expense of $679,248 and $946,546, respectively, related to such notes. The balance of convertible notes payable is shown net of unamortized discounts in the accompanying condensed consolidated balance sheet.

Below is a table summarizing the Company’s balances as of September 30, 2011 related to its convertible notes payable:

	Issue Date	Face Amount	Unamortized Discount	Net Amount	Fair Value of Convertible Option – Derivative Value
1)	12/20/2010	$120,000	$33,685	$86,315	$18,895
2)	12/29/2010	130,000	37,175	92,825	20,725
3)	1/28/2011	100,000	45,377	54,623	15,180
4)	2/9/2011	75,000	39,393	35,607	11,598
5)	2/23/2011	375,000	224,302	150,698	59,034
6)	3/9/2011	72,500	36,510	35,990	11,589
7)	3/11/2011	25,000	14,779	10,221	4,004
8)	3/16/2011	200,000	118,243	81,757	32,194
9)	4/7/2011	150,000	119,296	30,704	21,235
10)	4/22/2011	100,000	56,815	43,185	15,218
11)	5/18/2011	325,000	145,934	179,066	53,108
12)	7/15/2011	50,000	7,294	42,706	8,064
13)	8/16/2011	100,000	15,627	84,373	17,257
14)	8/23/2011	100,000	18,152	81,848	17,439
15)	8/31/2011	100,000	17,073	82,927	17,632
16)	9/20/2011	50,000	8,058	41,942	9,031
		$2,072,500	$937,713	$1,134,787	$332,203

During the three months ended September 30, 2011, $815,000 of convertible notes payable principal and $30,878 of accrued interest was converted into 45,731,617 common shares of the Company.

For the three and nine months ended September 30, 2011, the change in the estimated fair value of derivative liability resulted in a gain of $702,503 and $1,395,013, respectively, and is included in other income in the accompanying condensed consolidated statements of operations.

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

7.

Stock Incentive Plan

On December 31, 2010, the Company adopted the 2010 Stock Incentive Plan, pursuant to which the Company is authorized to issue up to 20% of its outstanding shares of common stock to its employees, executives and consultants. On December 31, 2010, the Company issued certain employees, executives, and consultants 30,000,000 options to purchase Company common stock at $0.025 per share, with vesting ranging from 2 years to 3 years. At September 30, 2011, there were 212,000,000 shares available for future grants under the plan.

The Company recorded compensation costs related to options granted under the 2010 Incentive Plan of $35,415 and $106,245 during the three months and nine months ended September 30, 2011, respectively, and total unrecognized compensation costs related to nonvested options as of September 30, 2011 amounted to $263,755 and, assuming the grantees continue to be employed by or remain as directors of the Company, such amount will be recognized as compensation expense as follows:

Years ending December 31,
2011 (remainder of year)	$35,422
2012	141,667
2013	86,666

$263,755

There was no stock option activity during the nine months ended September 30, 2011.

8.

Commitments and Contingencies

Operating Leases

The Company leases approximately 8,700 square feet of office space under a lease due to expire on April 30, 2016. Rent expense totaled $74,806 and $28,017 in the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, the Company’s future annual minimum lease payments are as follows:

Amount
2011 (remainder of year)	$23,481
2012	90,448
2013	97,404
2014	102,624
Thereafter	145,452

$459,409

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

9.

Equity Transactions

During the nine months ended September 30, 2011, the Company issued 4,000,000 common shares for cash proceeds of $100,000.

10.

Subsequent Events

Management has evaluated events subsequent to September 30, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

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

 Subsequent Events

This Quarterly Report on Form 10-Q for the period ended September 30, 2011 is being filed with the Securities and Exchange Commission on or about December 20, 2011. Due to the delay in filing this report, management has evaluated events subsequent to September 30, 2011 and has concluded that no events have occurred that require recognition or disclosure in this report.

RESULTS OF OPERATIONS

Operating Revenues

During the three and nine months ended September 30, 2011, the Company recognized revenues of $403,700 and $2,475,536 compared with $13,474 and $82,456 for the three and nine months ended September 30, 2010, respectively. The operating revenues are comprised primarily of sales of the Company’s RegenErectTM and RegeneSlimTM products. Other components of revenue include freight and service. The increase in revenues is attributable to the change in the Company’s business strategy, the introduction of RegenErect and RegeneSlim, and the pre-launch of the Company’s networking marketing program in February 2011. Revenues for the three months ended September 30, 2011 were lower than previous quarters due to the discontinuation and subsequent returns of our second formulation of RegenErect in mid-August 2011. The Company began shipment of its new formulation of RegenErect which was developed by Dr. Shirish Phulgaonkar in late September 2011.

Operating Expenses and Net Loss

Operating expenses for the three and nine months ended September 30, 2011 were $1,180,092 and $5,549,177 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development, specifically the marketing costs associated with the increased advertising and media expenses surrounding the launch of RegenErectTM and RegeneSlimTM and launch of the Company’s direct response marketing program. Operating expenses for the three months ended September 30, 2011 were lower than previous quarters due to the concentration on the development of the Company’s new formulation of RegenErect and a reduction in general and marketing expenditures compared with previous quarters.

Operating expenses for the three and nine months ended September 30, 2010 were $501,443 and $974,376 and are comprised of costs associated with general and administrative costs such as staff salaries, consulting, marketing, and legal and accounting, and selling expenses such as marketing and business development.

Other expense for the three months ended September 30, 2011 totaled $42,825. This total includes again recorded for the change in value of the derivative liability associated with the Company’s convertible notes payable of $702,503, as well as the accretion of the related debt discount totaling $679,248 which was recorded as interest expense.

For the three and nine months ended September 30, 2011, the Company incurred a net loss of $888,400 and $3,349,778 compared with a net loss of $490,948 and $903,708 for the three and nine months ended September 30, 2010, respectively. The increase in net loss for the nine month period is due to increased marketing expenses related to the introduction of RegenErectTM and RegenSlimTM and the launch of the Company’s direct response marketing program. In the three months ended September 30, 2011, the net loss was lower than previous quarters due to a reduction in operating expenses as well as a gain of $702,503 on the change of value of the derivative liability from the Company’s convertible notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	September 30, 2011	September 30, 2010
Current Assets	$ 1,271,803	$ 311,667
Current Liabilities	3,031,853	273,535
Working (Deficit) Capital	$ (1,760,050)	$ 38,132

Cash Flows

	For the nine months ended
	September 30, 2011	September 30, 2010
Cash Flows used in Operating Activities	$ (2,391,733)	$ (73,156)
Cash Flows used in Investing Activities	(8,739)	(2,500)
Cash Flows from Financing Activities	2,637,500	128,550
Net Increase in Cash During Period	$ 237,028	$ 52,894

At September 30, 2011, the Company had cash of $453,504, current assets of $1,271,803, total assets of $1,836,821, total liabilities of $3,031,853, and a stockholders’ deficit of $1,195,032.

At September 30, 2011, the Company had negative working capital of $1,760,050 compared with a working capital of $38,132 at September 30, 2010. The decrease in working capital was attributed to the fact that the Company had higher accrued liabilities due to its expanded operating expenses, as well as liabilities related to its convertible notes payable and derivative liabilities.

Cash Flows from Operating Activities

During the nine months ended September 30, 2011, the Company used $2,391,733 of cash for operating activities compared to the use of $73,156 of cash from operating activities during the nine months ended September 30, 2010. The change in net cash used in operating activities is attributed to the fact that the Company was launching RegenErectTM and RegeneSlimTM and its network marketing and direct response programs in the nine months ended September 30, 2011.

Cash Flows from Financing Activities

During the nine months ended September 30, 2011, the Company received $2,637,500 of cash from financing activities compared to $128,550 for the nine months ended September 30, 2010.  The change in cash flows from financing activities is attributed to the fact that the Company issued notes payable in the nine months ended September 30, 2011 in order to fund the Company’s expanded operations.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

In August 2011, the Company issued 30,000,000 common shares with a fair value of $600,000 pursuant to a license agreement.

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

2.

Subsequent Issuances:

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